Form 10-Q
period 2025-06-27
Ralliant Corp
filed 2025-08-11
CIK 2041385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________

FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2025

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-42633
________________________________________________
Ralliant Corporation
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	99-5127620
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4000 Center at North Hills Street Suite 430 Raleigh, NC	27609
(Address of principal executive offices)	(Zip code)

(984) 375-7255
(Registrant’s telephone number, including area code)
________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	RAL	New York Stock Exchange
________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding at August 6, 2025 was 112,739,191.

RALLIANT CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RALLIANT CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)
(Unaudited)

	June 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$198.6	$—
Accounts receivable less allowance for credit losses of $8.6 and $11.3, respectively	289.3	293.8
Inventories:
Finished goods	71.8	72.1
Work in process	99.1	90.1
Raw materials	128.5	120.7
Inventories, net	299.4	282.9
Prepaid expenses and other current assets	59.8	41.9
Total current assets	847.1	618.6

Property, plant and equipment, net of accumulated depreciation of $453.3 and $437.0, respectively	208.9	200.2
Other assets	163.1	151.0
Goodwill	3,119.1	2,940.0
Other intangible assets, net	838.8	809.6
Total assets	$5,177.0	$4,719.4

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$240.4	$254.6
Accrued expenses and other current liabilities	292.8	279.1
Total current liabilities	533.2	533.7

Long-term debt	1,148.5	—
Other long-term liabilities	455.5	422.9
Commitments and contingencies (Note 10)

Parent’s equity:
Common stock: $0.01 par value, 1,300.0 shares authorized; 112.7 shares issued and outstanding	1.1	—
Preferred stock: $0.01 par value, 10.0 shares authorized; 0 shares issued and outstanding	—	—
Accumulated other comprehensive loss	(237.6)	(491.3)
Net Parent investment	3,276.3	4,254.1
Total Parent’s equity	3,039.8	3,762.8
Total liabilities and equity	$5,177.0	$4,719.4
See the accompanying Notes to Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$503.3	$533.7	$985.1	$1,074.9
Cost of sales	(255.0)	(259.0)	(493.4)	(524.3)
Gross profit	248.3	274.7	491.7	550.6
Operating costs:
Selling, general and administrative	(147.4)	(130.7)	(275.7)	(285.9)
Research and development	(42.0)	(38.8)	(83.3)	(81.5)
Gain on sale of property	—	—	—	63.1
Operating profit	58.9	105.2	132.7	246.3
Non-operating expense, net:
Loss from divestiture	—	(25.6)	—	(25.6)
Other non-operating expenses, net	—	(0.4)	(0.5)	(0.7)
Earnings before income taxes	58.9	79.2	132.2	220.0
Income taxes expense	(11.3)	(14.4)	(20.7)	(39.0)
Net earnings	$47.6	$64.8	$111.5	$181.0

Net earnings per share:
Basic	$0.42	$0.57	$0.99	$1.61
Diluted	$0.42	$0.57	$0.99	$1.61
Average common stock and common equivalent shares outstanding:
Basic	112.7	112.7	112.7	112.7
Diluted	112.7	112.7	112.7	112.7
See the accompanying Notes to Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net earnings	$47.6	$64.8	$111.5	$181.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	167.3	(14.2)	253.1	(60.4)
Pension and post-retirement plan benefit adjustments	0.4	—	0.6	0.2
Total other comprehensive income (loss), net of income taxes	167.7	(14.2)	253.7	(60.2)
Comprehensive income	$215.3	$50.6	$365.2	$120.8
See the accompanying Notes to Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF CHANGES IN PARENT’S EQUITY
($ and shares in millions)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Net Parent Investment	Total Parent’s Equity
	Shares Outstanding	Amount
Balance, December 31, 2024	—	$—	$(491.3)	$4,254.1	$3,762.8
Net earnings for the period	—	—	—	63.9	63.9
Net transfers to Parent	—	—	—	(72.6)	(72.6)
Other comprehensive income	—	—	86.0	—	86.0
Stock-based compensation	—	—	—	6.5	6.5
Balance, March 28, 2025	—	—	(405.3)	4,251.9	3,846.6
Net earnings for the period	—	—	—	47.6	47.6
Recapitalization	112.7	1.1		(1.1)	—
Consideration paid to Parent in connection with the Separation	—	—	—	(1,150.0)	(1,150.0)
Net transfers from Parent	—	—	—	119.8	119.8
Other comprehensive income	—	—	167.7	—	167.7
Stock-based compensation	—	—	—	8.1	8.1
Balance, June 27, 2025	112.7	$1.1	$(237.6)	$3,276.3	$3,039.8

	Common Stock		Accumulated Other Comprehensive Loss	Net Parent Investment	Total Parent’s Equity
	Shares Outstanding	Amount
Balance, December 31, 2023	—	$—	$(353.2)	$2,613.9	$2,260.7
Net earnings for the period	—	—	—	116.2	116.2
Net transfers from Parent	—	—	—	1,657.7	1,657.7
Other comprehensive loss	—	—	(46.0)	—	(46.0)
Stock-based compensation	—	—	—	5.8	5.8
Balance, March 29, 2024	—	—	(399.2)	4,393.6	3,994.4
Net earnings for the period	—	—	—	64.8	64.8
Net transfers to Parent	—	—	—	(69.5)	(69.5)
Other comprehensive loss	—	—	(14.2)	—	(14.2)
Stock-based compensation	—	—	—	6.0	6.0
Balance, June 28, 2024	—	$—	$(413.4)	$4,394.9	$3,981.5
See the accompanying Notes to Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net earnings	$111.5	$181.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	42.2	42.0
Depreciation	13.3	16.2
Stock-based compensation	14.6	11.7
Gain on sale of property	—	(63.1)
Loss from divestiture	—	25.6
Change in accounts receivable, net	13.8	(0.9)
Change in inventories	(10.1)	(0.3)
Change in trade accounts payable	(20.9)	3.7
Change in prepaid expenses and other assets	(28.6)	2.0
Change in accrued expenses and other liabilities	21.6	(62.5)
Net cash provided by operating activities	157.4	155.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(17.2)	(13.7)
Proceeds from sale of property	1.5	10.2
Cash paid for acquisitions, net of cash received	—	(1,718.1)
Cash infusion into divestiture	—	(14.0)
Net cash used in investing activities	(15.7)	(1,735.6)

Cash flows from financing activities:
Net proceeds from borrowings	1,146.8	—
Consideration paid to Parent in connection with Separation	(1,150.0)	—
Net transfers from Parent	47.3	1,588.6
Net cash provided by financing activities	44.1	1,588.6

Effect of exchange rate changes on cash and equivalents	12.8	(8.4)
Net change in cash and equivalents	198.6	—
Beginning balance of cash and equivalents	—	—
Ending balance of cash and equivalents	$198.6	$—

See the accompanying Notes to Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
NOTES TO THE COMBINED CONDENSED FINANCIAL STATEMENTS
($ and shares in millions, except per share amounts, unless otherwise noted)
(unaudited)
NOTE 1. BUSINESS OVERVIEW
Ralliant Corporation (“Ralliant”, “the Company”, “its”, or “their”) is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. The Company empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Test and Measurement and Sensors and Safety Systems – include well-known brands with prominent positions across a range of attractive end markets.
Ralliant operates through two reportable segments that are also its two operating segments (i) Test and Measurement, which provides precision test and measurement instruments, systems, software, and services, and (ii) Sensors and Safety Systems, which provides leading power grid monitoring solutions, safety systems for mission critical aero, defense, and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential.
On May 27, 2025, the Board of Directors of Fortive Corporation (“Fortive” or the “Parent”) approved the separation of Fortive’s Precision Technologies (“PT”) operating segment through the pro rata distribution of all of the issued and outstanding common stock of Ralliant to Fortive's stockholders (the “Separation”). Ralliant’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2025.
In connection with the Separation, on June 27, 2025, the net assets of the Ralliant businesses were contributed to Ralliant, a wholly-owned subsidiary of the Parent, and, as partial consideration for such contribution Ralliant made a cash payment to Fortive in the amount of $1.15 billion. In addition, on June 27, 2025, the 100 shares of Ralliant common stock held by Fortive were recapitalized into 112,730,036 shares of Ralliant common stock. All per share amounts in the Combined Condensed Statements of Earnings have been retroactively adjusted to give effect to this recapitalization.
In connection with the Separation, on June 27, 2025, Fortive and Ralliant entered into a Separation and Distribution Agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between Fortive and Ralliant going forward, including an employee matters agreement, a tax matters agreement, a transition services agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a Fort Solutions license agreement. The Agreements provide for the allocation of assets, employees, liabilities, and obligations (including investments, property, employee benefits and tax-related assets and liabilities) between Fortive and Ralliant attributable to periods prior to, at, and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation.
On June 28, 2025, the first day of the Company’s third fiscal quarter, Ralliant completed the Separation. The Separation was completed on such date in the form of a pro rata distribution to Fortive shareholders of record as of the close of business on June 16, 2025 (the “Record Date”) of all of the issued and outstanding shares of Ralliant common stock held by Fortive. Each Fortive shareholder as of the Record Date received one share of Ralliant common stock for every three shares of Fortive common stock held on the Record Date. Ralliant’s common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “RAL” on June 30, 2025.
Basis of Presentation
Ralliant has historically operated as part of Fortive and not as a separate, publicly-traded company. The accompanying unaudited combined condensed financial statements have been derived from Fortive’s historical accounting records of its PT segment and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Ralliant are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Fortive’s corporate office and from other Fortive businesses to Ralliant and allocations of related assets, liabilities, and Parent investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Ralliant been an entity that operated independently of Fortive.

Prior to the Separation, Ralliant was dependent upon Fortive for all of its working capital and financing requirements as Fortive uses a centralized approach to cash management and financing of its operations. Because the Company was part of Fortive for the three and six months ended June 27, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant and related to the Separation, including the financing transactions described in Note 5, have been included in these combined condensed financial statements. Other financial transactions relating to the business operations of the Company during the three and six months ended June 27, 2025 were accounted for through the Net Parent investment account of the Company.
Net Parent investment, which includes retained earnings, represents Fortive’s interest in the recorded net assets of Ralliant. All significant transactions between Ralliant and Fortive have been included in the accompanying combined condensed financial statements for the three and six months ended June 27, 2025 and June 28, 2024. Transactions with Fortive are reflected in the accompanying Combined Condensed Statements of Changes in Parent’s Equity as “Net transfers (to) from Parent” and in the accompanying Combined Condensed Balance Sheets within “Net Parent investment.”
All significant intercompany accounts and transactions between the operations comprising Ralliant have been eliminated in the accompanying Combined Condensed Statements of Earnings for the three and six months ended June 27, 2025 and June 28, 2024 and the Combined Condensed Balance Sheets as of June 27, 2025 and December 31, 2024.
The Company prepared the unaudited combined condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited combined condensed financial statements included herein should be read in conjunction with the audited combined financial statements and the notes thereto included within the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
In the Company’s opinion, the accompanying financial statements contain all adjustments, which consist of only normal, recurring accruals necessary to fairly present its financial position, results of operations, comprehensive income, Parent’s equity, and cash flows for the periods presented. The combined condensed financial statements may not be indicative of future performance and do not necessarily reflect what the Combined Condensed Balance Sheets, Statements of Earnings, and Statements of Cash Flows would have been had the Company operated as a separate business during the periods presented.
Segment Realignment and Divestiture
In January 2024, Fortive realigned the Invetech business from the Advanced Healthcare Solutions segment to the PT segment. In June 2024, Fortive divested and transferred ownership of Invetech, excluding the Dover Motion Business, to Invetech’s management team (the “Invetech Divestiture”). As a result of the divestiture, in the three months ended June 28, 2024, Ralliant recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Combined Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
Allowances for Credit Losses
All trade accounts and unbilled receivables are recorded in the Combined Condensed Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and six months ended June 27, 2025 and June 28, 2024, the activity was immaterial.
Property Sale
On March 14, 2024, Ralliant sold land and certain office buildings in its Test and Measurement segment for $90.0 million, for which the Company received $20.0 million in cash proceeds and a $70.0 million promissory note secured by a letter of credit, with principal received in August and November 2024. The promissory note was recorded within Prepaid expenses and other current assets. During the six months ended June 28, 2024, the Company recorded a gain on sale of property of $63.1 million in the Combined Condensed Statements of Earnings.

Recently Issued Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which amends certain disclosure requirements related to income taxes on an annual basis. This standard is effective for fiscal year ending December 31, 2025, and interim periods thereafter. This standard should be applied on a prospective basis, with retrospective application permitted. The adoption of the standard will not impact the Company’s consolidated financial statements; however, the Company is currently evaluating the impact of the new disclosure requirements on the notes to the consolidated financial statements. The Company will update the applicable annual and interim disclosures to align with the new standard.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which amends the disclosure requirements related to certain costs and expenses on an interim and annual basis. This standard is effective for fiscal year ending December 31, 2027, and interim periods within fiscal year ending December 31, 2028. This standard should be applied either on a prospective basis or retrospective basis. The adoption of the standard will not impact the Company’s consolidated financial statements; however, the Company is currently evaluating the impact of the new disclosure requirements on the notes to the consolidated financial statements. Upon adoption, the Company will update the applicable annual and interim disclosures to align with the new standard.
NOTE 2. ACQUISITIONS AND DIVESTITURES
Ralliant continually evaluates potential mergers and acquisitions that align with its business portfolio strategy or expand its portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases of businesses and resulted in the recognition of goodwill in its combined financial statements. This goodwill arises when the purchase price for an acquired business exceeds its identifiable assets, net of liabilities. The purchase price for acquired businesses reflect a number of factors, including the future earnings and cash flow potential of the business, the strategic fit and resulting synergies from the complementary portfolio of the acquired business to Ralliant’s existing operations, industry expertise, and market access.
Acquisitions
On January 3, 2024, Ralliant acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster Ralliant’s innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. Fortive, on behalf of, Ralliant, funded this transaction with financing activities and available cash. Ralliant recorded approximately $1.18 billion of goodwill within its Test and Measurement segment related to the EA acquisition, which is not tax deductible.
For the three and six months ended June 28, 2024, Ralliant incurred $0.2 million and $27.4 million, respectively, of pretax transaction-related costs related to the EA acquisition, which were primarily banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Combined Condensed Statements of Earnings.
Divestitures
In June 2024, Fortive completed the Invetech Divestiture. As a result of the Invetech Divestiture, in the three months ended June 28, 2024, Ralliant recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Combined Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.

NOTE 3. GOODWILL
The following is a rollforward of the Company’s carrying value of goodwill by segment:

	Test and Measurement	Sensors and Safety Systems	Total
Balance, December 31, 2024	$2,174.0	$766.0	$2,940.0
Foreign currency translation	174.0	5.1	179.1
Balance, June 27, 2025	$2,348.0	$771.1	$3,119.1
NOTE 4. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value for assets and liabilities required to be carried at fair value, and provide for certain disclosures related to the valuation methods used within the valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation.
•Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 27, 2025
Deferred compensation liabilities	$—	$15.1	$—	$15.1
December 31, 2024
Deferred compensation liabilities	$—	$13.0	$—	$13.0
Certain management employees participate in the Company’s nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations. These amounts are recorded as a component of the Company’s compensation and other post-retirement benefits accruals within Other long-term liabilities in the accompanying Combined Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within Fortive’s defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Fortive common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative expenses in the Combined Condensed Statements of Earnings.
As a result of the Separation, accounts held by Ralliant employees in Fortive’s deferred compensation programs referencing valuation of Fortive’s common stock were converted into accounts in Ralliant’s deferred compensation programs referencing valuation of Ralliant’s common stock, and with such accounts adjusted to maintain the economic value before and after the Separation date using the relative fair market value of the Fortive and Ralliant common stock.

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows:

	June 27, 2025
	Carrying Amount	Fair Value
Long-term debt	$1,148.5	$1,148.5
As of June 27, 2025, the Company’s long-term debt was categorized as Level 2. The Company’s fair value of long-term borrowings approximates their carrying amount due to the variable market-based interest rate. The fair value of cash and equivalents, trade accounts receivable, net, and trade accounts payable, approximates their carrying amount due to the short-term maturities of these instruments.
Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment, at least annually for goodwill and indefinite-lived intangible assets, whenever events or circumstances indicate that their carrying value may not be fully recoverable. The Company evaluated events or circumstances that may indicate the carrying value of its non-financial assets may not be fully recoverable during the three and six months ended June 27, 2025 and June 28, 2024, and recorded no impairments.

NOTE 5. FINANCING
The components of the Company’s long-term debt were as follows:

	Effective Interest Rate	June 27, 2025	December 31, 2024
USD Term Loan due December 2026	5.41%	$530.8	$—
USD Term Loan due June 2028	5.53%	619.2	—
Long-term debt, principal amounts		1,150.0	—
Less: aggregate unamortized debt discounts, premiums, and issuance costs		1.5	—
Long-term debt, carrying value		$1,148.5	$—
On May 15, 2025 (the “Closing Date”), the Company entered into a credit agreement (“Credit Agreement”), with a syndicate of banks, consisting of an eighteen month, $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), a three-year, $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”, and together with the Eighteen-Month Term Loan, the “Term Loans”) and a three-year $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement also contains an expansion option permitting Ralliant to request increases of the Credit Facilities (in any combination thereof) of up to an aggregate additional amount of $500.0 million from lenders that elect to make such increase available, upon the satisfaction of certain conditions. The Company incurred $1.5 million of debt issuance costs associated with the Revolving Credit Facility that have been recorded as a prepaid asset within Other assets in the accompanying Combined Condensed Balance Sheets, as this facility was undrawn as of June 27, 2025.
Borrowings under the Credit Facilities bear interest as follows: (1) Term SOFR Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the Adjusted Term SOFR Reference Rate (as defined in the Credit Agreement) of between 87.5 and 162.5 basis points, depending on (x) prior to receipt by Ralliant of a long-term debt credit rating, Ralliant’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of the immediately preceding fiscal quarter and (y) thereafter, will be determined quarterly based on changes to Ralliant’s long-term debt credit rating and the most recent quarter’s Consolidated Net Leverage Ratio, as applicable, in accordance with the Credit Agreement; and (2) Base Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Overnight Rate (as defined in the Credit Agreement) plus 1/2 of 1%, (ii) PNC Bank, National Association’s “prime rate” as publicly announced from time to time and (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 1%, or (iv) 1.00%, plus (b) a per annum margin of between 0 and 62.5 basis points, depending on (x) prior to receipt by Ralliant of a long-term debt credit rating, Ralliant’s Consolidated Net Leverage Ratio as of the last day of the immediately preceding fiscal quarter and (y)

thereafter, will be determined quarterly based on changes to Ralliant’s long-term debt credit rating and the most recent quarter’s Consolidated Net Leverage Ratio, as applicable, in accordance with the Credit Agreement. In no event will Term SOFR Loans bear interest at a rate lower than 0% nor will Base Rate Loans bear interest at a rate lower than 1%.
The Company is obligated to pay an annual facility fee for the Revolving Credit Facility of between 90 and 200 basis points, varying according to its long-term debt credit rating.
Borrowings under the Credit Agreement are prepayable at the Company’s option at any time in whole or in part without premium or penalty. Term Loans may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed from time to time prior to the maturity date of the Revolving Credit Facility.
The Credit Agreement requires Ralliant to maintain a Consolidated Net Leverage Ratio, as defined by the Credit Agreement, of 3.50 to 1.00 or less; provided that, not more than two times after the Closing Date of the Credit Agreement, the maximum Consolidated Net Leverage Ratio may be increased to 4.00 to 1.00 in connection with any permitted acquisition by Ralliant occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of indebtedness in connection with such acquisition) equal to or in excess of $100.0 million, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive quarters thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Consolidated Net Leverage Ratio will be calculated at the end of each fiscal quarter commencing with the fiscal quarter ending September 26, 2025.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component are summarized below:

	Foreign currency translation adjustments		Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended June 27, 2025:
Balance, March 28, 2025	$(388.7)		$(16.6)		$(405.3)
Other comprehensive income before reclassifications:
Increase	183.8		—		183.8
Income tax impact	(16.5)		—		(16.5)
Other comprehensive income before reclassifications, net of income tax expense	167.3		—		167.3
Amounts reclassified from AOCI into income:
Increase	—		0.5	(b)	0.5
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	—		0.4		0.4
Net current period other comprehensive income	167.3		0.4		167.7
Balance, June 27, 2025	$(221.4)		$(16.2)		$(237.6)

For the Three Months Ended June 28, 2024:
Balance, March 29, 2024	$(384.6)		$(14.6)		$(399.2)
Other comprehensive loss before reclassifications:
Decrease	(19.9)		—		(19.9)
Income tax impact	(1.3)		—		(1.3)
Other comprehensive loss before reclassifications, net of income tax expense	(21.2)		—		(21.2)
Amounts reclassified from AOCI into income:
Increase	7.0	(c)	0.1	(b)	7.1
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	7.0		—		7.0
Net current period other comprehensive loss	(14.2)		—		(14.2)
Balance, June 28, 2024	$(398.8)		$(14.6)		$(413.4)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 9 in the Company’s Notes to the Combined Financial Statements included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025 for additional details).

(c) This amount relates to the cumulative translation adjustment recognized in earnings upon the Invetech Divestiture. Refer to Note 2 for additional details.

	Foreign currency translation adjustments		Pension & post-retirement plan benefit adjustments (a)		Total
For the Six Months Ended June 27, 2025:
Balance, December 31, 2024	$(474.5)		$(16.8)		$(491.3)
Other comprehensive income before reclassifications:
Increase	278.1		—		278.1
Income tax impact	(25.0)		—		(25.0)
Other comprehensive income before reclassifications, net of income tax expense	253.1		—		253.1
Amounts reclassified from AOCI into income:
Increase	—		0.7	(b)	0.7
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	—		0.6		0.6
Net current period other comprehensive income	253.1		0.6		253.7
Balance, June 27, 2025	$(221.4)		$(16.2)		$(237.6)

For the Six Months Ended June 28, 2024:
Balance, December 31, 2023	$(338.4)		$(14.8)		$(353.2)
Other comprehensive loss before reclassifications:
Decrease	(66.1)		—		(66.1)
Income tax impact	(1.3)		—		(1.3)
Other comprehensive loss before reclassifications, net of income tax expense	(67.4)		—		(67.4)
Amounts reclassified from AOCI into income:
Increase	7.0	(c)	0.3	(b)	7.3
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	7.0		0.2		7.2
Net current period other comprehensive (loss) income	(60.4)		0.2		(60.2)
Balance, June 28, 2024	$(398.8)		$(14.6)		$(413.4)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 9 in the Company’s Notes to the Combined Financial Statements included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025 for additional details).

(c) This amount relates to the cumulative translation adjustment recognized in earnings upon the Invetech Divestiture. Refer to Note 2 for additional details.
NOTE 7. SALES
Ralliant derives revenue primarily from the sale of products, with additional revenue from the sale of services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services.
Product sales include revenue from the sale of products and equipment. Service sales include revenues from extended warranties, maintenance contracts or services, and services related to previously sold products.
Contract Liabilities — The Company’s contract liabilities consist of deferred revenue generally related to customer deposits received in advance of performance under the contract, extended warranty sales and product maintenance agreements, where the Company generally receives up-front payment and recognizes revenue over the service or support term. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. The current portion of the deferred revenue is recorded within Accrued expenses and other current liabilities and the noncurrent portion of deferred revenue is recorded within Other long-term liabilities in the accompanying Combined Condensed Balance Sheets.

The Company’s contract liabilities consisted of the following:

	June 27, 2025	December 31, 2024
Deferred revenue - current	$146.4	$143.1
Deferred revenue - noncurrent	39.1	35.8
Total contract liabilities	$185.5	$178.9
In the three and six months ended June 27, 2025, the Company recognized $17.6 million and $55.8 million, respectively, of revenue related to its contract liabilities at December 31, 2024. The change in the Company’s contract liabilities from December 31, 2024 to June 27, 2025 was primarily due to revenue recognized as products were delivered to customers.
Remaining Performance Obligations — Ralliant’s remaining performance obligations represent the transaction price of firm, non-cancelable orders, for which work has not yet been performed. The Company has excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations by segment were:

June 27, 2025
Test and Measurement	$55.7
Sensors and Safety Systems	6.3
Total remaining performance obligations	$62.0
The majority of remaining performance obligations are related to service and support contracts, which the Company expects to fulfill approximately 60% within the next two years, approximately 75% within the next three years, and substantially all within four years.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic locations and end markets for each of its segments as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.
Disaggregation of revenue for the three months ended June 27, 2025 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$256.1	$67.7	$188.4
China	85.1	52.3	32.8
Western Europe	61.0	25.9	35.1
All other	101.1	46.6	54.5
Total	$503.3	$192.5	$310.8

End markets:
Diversified electronics	$96.9	$96.9	$—
Communications	57.0	57.0	—
Semiconductors	38.6	38.6	—
Industrial manufacturing	104.1	—	104.1
Defense and space	84.4	—	84.4
Utilities	78.2	—	78.2
Other	44.1	—	44.1
Total	$503.3	$192.5	$310.8

Disaggregation of revenue for the three months ended June 28, 2024 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$271.8	$77.3	$194.5
China	86.0	57.6	28.4
Western Europe	79.5	43.4	36.1
All other	96.4	48.1	48.3
Total	$533.7	$226.4	$307.3

End markets:
Diversified electronics	$123.8	$123.8	$—
Communications	57.4	57.4	—
Semiconductors	45.2	45.2	—
Industrial manufacturing	101.9	—	101.9
Defense and space	84.3	—	84.3
Utilities	67.2	—	67.2
Other	53.9	—	53.9
Total	$533.7	$226.4	$307.3
Disaggregation of revenue for the six months ended June 27, 2025 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$503.1	$131.8	$371.3
China	157.4	96.4	61.0
Western Europe	127.2	57.8	69.4
All other	197.4	95.0	102.4
Total	$985.1	$381.0	$604.1

End markets:
Diversified electronics	$193.0	$193.0	$—
Communications	110.9	110.9	—
Semiconductors	77.1	77.1	—
Industrial manufacturing	205.4	—	205.4
Defense and space	161.6	—	161.6
Utilities	149.1	—	149.1
Other	88.0	—	88.0
Total	$985.1	$381.0	$604.1

Disaggregation of revenue for the six months ended June 28, 2024 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$537.9	$154.6	$383.3
China	168.4	113.7	54.7
Western Europe	171.4	98.5	72.9
All other	197.2	103.8	93.4
Total	$1,074.9	$470.6	$604.3

End markets:
Diversified electronics	$253.8	$253.8	$—
Communications	125.6	125.6	—
Semiconductors	91.2	91.2	—
Industrial manufacturing	204.1	—	204.1
Defense and space	165.6	—	165.6
Utilities	128.5	—	128.5
Other	106.1	—	106.1
Total	$1,074.9	$470.6	$604.3
NOTE 8. INCOME TAXES
Ralliant’s effective tax rates were 19.2% and 15.7% for the three and six months ended June 27, 2025, respectively, compared with 18.2% and 17.7% for the three and six months ended June 28, 2024, respectively. The increase in the effective tax rate for the three months ended June 27, 2025 compared with the three months ended June 28, 2024 was primarily related to changes in valuation allowances recorded in the three months ended June 27, 2025. The decrease in the effective tax rate for the six months ended June 27, 2025 compared with six months ended June 28, 2024 was primarily related to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in the Company’s uncertain tax position reserves.

Ralliant’s effective tax rate for the three and six months ended June 27, 2025 differs from the U.S. federal statutory rate of 21% due primarily to the impact of credits and deductions provided by law.
NOTE 9. STOCK-BASED COMPENSATION
As of June 27, 2025, Ralliant had no stock-based compensation plans; however, certain of its employee were eligible to participate in Fortive’s 2016 Stock Incentive Plan (the “Fortive Stock Plan”) which provides for the grant of stock appreciation rights, restricted stock units (“RSUs”) and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based award. All grants of stock options and Stock Awards were made under the Fortive Stock Plan. For a full description of Fortive’s stock-based compensation programs in which certain Ralliant employees participate, reference is made to Note 13 to the Combined Financial Statements in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Combined Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.

The following summarizes the components of the Company’s stock-based compensation expense under the Fortive Stock Plan:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Stock Awards:
Pretax compensation expense	$6.6	$3.4	$11.4	$8.2
Income tax benefit	(1.4)	(0.8)	(2.0)	(1.4)
Stock Award expense, net of income taxes	5.2	2.6	9.4	6.8
Stock options:
Pretax compensation expense	1.5	1.8	3.2	3.5
Income tax benefit	(0.3)	(0.4)	(0.5)	(0.6)
Stock option expense, net of income taxes	1.2	1.4	2.7	2.9
Total stock-based compensation:
Pretax compensation expense	8.1	5.2	14.6	11.7
Income tax benefit	(1.7)	(1.2)	(2.5)	(2.0)
Total stock-based compensation expense, net of income taxes	$6.4	$4.0	$12.1	$9.7
The following summarizes the unrecognized stock-based compensation expense for the Stock Awards and stock options as of June 27, 2025. This stock-based compensation expense is expected to be recognized over a weighted-average period of approximately two years, representing the remaining service period related to the awards. Future stock-based compensation amounts will be adjusted for any changes in estimated forfeitures.

Stock Awards	$43.8
Stock options	10.1
Total unrecognized compensation cost	$53.9
Ralliant Post Separation
In connection with the Separation, the Company established the Ralliant Corporation 2025 Stock Incentive Plan (the “Ralliant Stock Plan”). The outstanding equity awards of Fortive held by Ralliant employees were converted into or replaced with awards of Ralliant common stock under the Ralliant Stock Plan based on the three-day volume-weighted average price as of July 2, 2025, to maintain the economic value before and after the Separation date using the ratio of the Ralliant common stock fair market value relative to the Fortive common stock fair market value prior to the Separation. The incremental stock-based compensation expense to be recorded as a result of this equity award conversion will be approximately $22 million. For each equity award holder, the intent was to maintain the economic value of the equity awards before and after the Separation. The terms of the equity awards, such as the award period, exercisability and vesting schedule, as applicable, generally continue unchanged. Other than converted or replacement equity awards of Ralliant issued in replacement of Fortive’s RSUs and stock options, the terms of the converted or replacement equity awards of Ralliant (e.g., vesting date and expiration date) continued unchanged. As of June 28, 2025, 12 million shares of common stock were reserved for issuance under the Ralliant Stock Incentive Plan.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Ralliant is, from time to time, subject to a variety of litigation and other proceedings incidental to Ralliant’s business, including lawsuits involving claims for damages arising out of the use of our products and services, claims relating to intellectual property matters, employment matters, commercial disputes, and personal injury as well as regulatory investigations or enforcement. Ralliant may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon Ralliant’s experience, current information and applicable law, Ralliant does not believe that these proceedings and claims will have a material adverse effect on Ralliant’s financial position, results of operations, or cash flows. There have been no material changes to the disclosures in Note 12 in the Notes to the Combined Financial Statements included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.

Warranty Costs
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three and six months ended June 27, 2025 and June 28, 2024, warranty related activity was immaterial.
Leases
Operating lease costs for each period are presented as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Operating lease costs	$5.1	$4.0	$10.2	$8.2
Supplemental balance sheet and cash flow information related to operating leases for each period is presented as follows:

	June 27, 2025	December 31, 2024
Right-of-use (“ROU”) assets (a)	$71.0	$72.4
Operating lease liabilities (b)	$71.4	$71.7
(a) ROU assets are recorded in the Combined Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Combined Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash paid for operating leases	$8.3	$7.3
ROU assets obtained in exchange for operating lease obligations	$0.5	$7.4
The Company has entered into a 10-year lease agreement for its corporate headquarters that has not yet commenced as of June 27, 2025. The estimated average annual lease payments under this agreement are $1.3 million.
NOTE 11. CAPITAL STOCK AND NET EARNINGS PER SHARE
Capital Stock
Under Ralliant’s amended and restated certificate of incorporation, as of June 27, 2025, Ralliant’s authorized capital stock consists of 1,300.0 million common shares with par value $0.01 per share and 10.0 million preferred shares with par value $0.01 per share. On June 27, 2025, the 100 shares of Ralliant common stock held by Fortive were recapitalized into 112.7 million shares of Ralliant common stock held by Fortive. On June 28, 2025, Fortive distributed all of Ralliant’s issued and outstanding common stock to Fortive’s stockholders on a pro rata basis as discussed in Note 1. No preferred shares were issued or outstanding on June 27, 2025. Each share of Ralliant common stock entitled the holder to one vote on all matters to be voted upon by common stockholders. Ralliant’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Ralliant through certain types of takeover practices. For additional information, see “Description of Capital Stock” in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.

Net Earnings per Common Share
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact.
The total number of shares outstanding on June 27, 2025 was 112.7 million, which is being utilized for the calculation of both basic and diluted earnings per share for the three and six months ended June 27, 2025 and June 28, 2024, as no Ralliant common stock equivalents were outstanding prior to June 28, 2025. In addition, since the Company was incorporated on September 26, 2024, there were no shares of the Company outstanding as of June 28, 2024.
Share Repurchase Authorization
On June 28, 2025, the Company's Board of Directors approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time. The share repurchase authorization is consistent with the Company's capital allocation strategy to prioritize returning capital to shareholders.
NOTE 12. SEGMENT INFORMATION
Ralliant reports its results in two business segments consisting of Test and Measurement and Sensors and Safety Systems. Ralliant’s operating segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations and identification of segment managers. Other factors including products and services, end markets served, and business cycle were also considered in determining the formation of operating segments. The Company's CODM is the chief executive officer.
The CODM uses operating profit at the segment level as the measure of profitability to assess performance and allocate resources, including merger and acquisition targets. The CODM also compares the actual results to expectations in assessing the performance of the segments. Operating profit represents total revenue less cost of sales and operating expenses. Operating expenses generally include selling, general and administrative expenses, and research and development expenses. Depreciation expense is recorded within both Cost of sales and Selling, general, and administrative expenses. Amortization expense is recorded within Selling, general, and administrative expenses. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated in the combined totals. Unallocated costs and other costs are not considered part of the Company’s evaluation of reportable segment operating performance.
The Test and Measurement segment provides precision test and measurement instruments, systems, software, and services. Through its portfolio of industry leading solutions, including oscilloscopes, probes, source measuring units, semiconductor test systems, high-power bi-directional power supplies, and measurement analysis software packages, the Test and Measurement segment empowers scientists, engineers, and technicians to create and realize technological advances with greater efficiency, speed, and accuracy.
The Sensors and Safety Systems segment provides leading power grid monitoring solutions, safety systems for mission critical aero, defense, and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential. This includes advanced monitoring, protection, and diagnostic solutions for high-voltage electrical assets in power generation, transmission, and distribution. Sensors and Safety Systems’ energetic materials, ignition safety systems, and precision pyrotechnic devices are used in mission-critical applications such as satellite deployment, rocket propulsion initiation, aerial vehicle safety systems, and military defense systems. The Sensors and Safety Systems segment also provides premium sensing products encompassing liquid level, flow, and pressure sensors, motion sensors and components, and hygienic sensors.

Segment results for the three months ended June 27, 2025 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other (a)
Sales	$503.3	$192.5	$310.8	$—
Cost of sales	(255.0)	(89.2)	(165.8)	—
Operating expenses	(189.4)	(117.6)	(65.5)	(6.3)
Operating profit (loss)	58.9	(14.3)	79.5	(6.3)
Non-operating income (expense), net
Other non-operating expense, net	—	0.1	(0.1)	—
Earnings (loss) before income taxes	$58.9	$(14.2)	$79.4	$(6.3)

Depreciation and amortization expenses	$(28.6)	$(25.1)	$(3.5)	$—
Capital expenditure	$(11.6)	$(7.1)	$(4.5)	$—
(a) Amounts primarily related to standalone public company costs.
Segment results for the three months ended June 28, 2024 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other
Sales	$533.7	$226.4	$307.3	$—
Cost of sales	(259.0)	(90.8)	(168.2)	—
Operating expenses	(169.5)	(111.0)	(58.6)	0.1
Operating profit	105.2	24.6	80.5	0.1
Non-operating expense, net
Loss from divestiture	(25.6)	—	(25.6)	—
Other non-operating expense, net	(0.4)	(0.2)	(0.2)	—
Earnings before income taxes	$79.2	$24.4	$54.7	$0.1

Depreciation and amortization expenses	$(28.8)	$(25.0)	$(3.8)	$—
Capital expenditure	$(9.6)	$(7.2)	$(2.4)	$—
Segment results for the six months ended June 27, 2025 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other (a)
Sales	$985.1	$381.0	$604.1	$—
Cost of sales	(493.4)	(176.2)	(317.2)	—
Operating expenses	(359.0)	(231.0)	(120.4)	(7.6)
Operating profit (loss)	132.7	(26.2)	166.5	(7.6)
Non-operating expense, net
Other non-operating expense, net	(0.5)	(0.2)	(0.3)	—
Earnings (loss) before income taxes	$132.2	$(26.4)	$166.2	$(7.6)

Depreciation and amortization expenses	$(55.5)	$(48.6)	$(6.9)	$—
Capital expenditure	$(17.2)	$(10.0)	$(7.2)	$—
(a) Amounts primarily related to standalone public company costs.

Segment results for the six months ended June 28, 2024 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other
Sales	$1,074.9	$470.6	$604.3	$—
Cost of sales	(524.3)	(194.6)	(329.7)	—
Operating expenses	(367.4)	(256.8)	(110.7)	0.1
Gain from sale of property (a)	63.1	63.1	—	—
Operating profit	246.3	82.3	163.9	0.1
Non-operating expense, net
Loss from divestiture	(25.6)	—	(25.6)	—
Other non-operating expense, net	(0.7)	(0.3)	(0.4)	—
Earnings before income taxes	$220.0	$82.0	$137.9	$0.1

Depreciation and amortization expenses	$(58.2)	$(50.6)	$(7.6)	$—
Capital expenditure	$(13.7)	$(8.7)	$(5.0)	$—
(a) Refer to Note 1 for further detail on Gain on sale of property.
Segment Assets:

	June 27, 2025	December 31, 2024
Test and measurement	$3,652.1	$3,447.7
Sensors and safety systems	1,296.1	1,256.7
Total segment assets	4,948.2	4,704.4
Other (a)	228.8	15.0
Total assets	$5,177.0	$4,719.4
(a) Other represents corporate assets which consist primarily of net deferred income tax assets.
NOTE 13. RELATED-PARTY TRANSACTIONS
Allocations of Expenses Prior to the Distribution
Ralliant has historically operated as part of Fortive and not as a separate, publicly-traded company. Certain shared costs have been allocated to Ralliant by Fortive, and are reflected as expenses in these financial statements.
Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to Ralliant for purposes of the carved-out financial statements; however, the expenses reflected in the accompanying combined condensed financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Ralliant had operated as a separate business or the expenses that will be incurred in the future by Ralliant.
For a full description of the Company’s related party transactions, see Note 15 in the Notes to the Combined Financial Statements included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.

The amounts of related party expenses allocated to Ralliant from Fortive and its non-Ralliant subsidiaries were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 27, 2024	June 27, 2025	June 27, 2024
Allocated corporate expenses	$10.1	$10.9	$20.3	$20.4
Directly attributable expenses:
Insurance programs expenses	1.8	1.7	3.6	3.3
Medical insurance programs expenses	14.9	14.9	30.5	31.7
Deferred compensation program expenses	0.6	0.2	1.3	0.6
Total related party expenses	$27.4	$27.7	$55.7	$56.0
Revenue and Other Transactions Entered into in the Ordinary Course of Business
Certain of Ralliant’s revenue transactions related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Ralliant’s sales to and purchases from Fortive and its non-Ralliant subsidiaries were not material during the three and six months ended June 27, 2025 and June 28, 2024.
Tax Matters Agreement
In connection with the Separation, the Company entered into a Tax Matters Agreement with Fortive, that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including responsibility for tax liabilities, entitlement to tax refunds and other tax benefits, allocation of tax attributes, preparation and filing of tax returns, control of audits and other tax proceedings and other matters relating to taxes. Pursuant to the terms of the Tax Matters Agreement, Ralliant expects to reimburse Fortive or pay taxing authorities directly for an amount asserted by Fortive to be approximately $50 million, with $16 million paid in July 2025, for certain tax transaction costs recognized upon Separation.
Separation and Distribution Agreement - Cash Adjustment
Pursuant to the terms of the Separation and Distribution Agreement, the Company is subject to cash adjustment provisions, with payment of such adjustments to be made within five business days of the determination of the applicable final cash balance. Pursuant to the adjustment provisions, if Ralliant’s aggregate cash balance at the time of the Separation, excluding any cash in certain restricted jurisdictions, is determined to have been greater than the reference cash balance of $150 million, Ralliant is obligated to pay Fortive the excess. Subsequent to the Separation, Fortive notified Ralliant the aggregate cash balance exceeded such reference cash balance by approximately $41 million and Ralliant paid Fortive in accordance with the terms of the Separation and Distribution Agreement.
Transition Services Agreement
In connection with the Separation, the Company entered into a transition services agreement with Fortive, pursuant to which Fortive and the Company will provide to each other certain specified services on a temporary basis, including various information technology, financial and administrative services. The charges for the transition services are based on arm’s length terms. The cost of these services are negotiated between the Company and Fortive as set forth in the transition services agreement. No material charges have been incurred under this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On May 27, 2025, the Board of Directors of Fortive Corporation (“Fortive” or the “Parent”) approved the separation of Fortive’s Precision Technologies (“PT”) operating segment through the pro rata distribution of all of the issued and outstanding common stock of Ralliant Corporation (“Ralliant”, “the Company”, “its”, or “their”) to Fortive's stockholders (the “Separation”), which was completed on June 28, 2025. Ralliant is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. The Company empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Test and Measurement and Sensors and Safety Systems – include well-known brands with prominent positions across a range of attractive end markets.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and combined financial statements included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025. This MD&A is divided into six sections:
•Information Relating to Forward-Looking Statements
•Basis of Presentation
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding: future financial performance and results, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, the Company’s liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; the effects of the Separation on the business; growth, declines and other trends in markets the Company sells into, including the expected impact of trade and tariff policies; changes in government contracting requirements and reductions in federal spending; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast,” “outlook,” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by management of the Company in light of its experience and perceptions of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Cautionary Statement Concerning Forward-Looking Statements,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by the Company’s forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the document or other communication in which they are made (or such earlier date as may be specified in such statement). Ralliant assumes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
See “Risk Factors”, “Cautionary Statement Concerning Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025 and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for further discussion regarding reasons that actual results may differ materially from the results, developments, and business decisions contemplated by the forward-looking statements.
BASIS OF PRESENTATION
The accompanying combined condensed financial statements present the historical financial position, results of operations, changes in Fortive’s equity and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the preparation of carved-out combined condensed financial statements.
The Company has historically operated as part of Fortive’s Precision Technologies segment and not as a stand-alone company. The financial statements have been derived from Fortive’s historical accounting records and are presented on a carve-out basis. All revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, and sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive. Related party allocations, including the method for such allocation, are discussed further in Note 13 of the Notes to the Combined Condensed Financial Statements for the three and six months ended June 27, 2025 and June 28, 2024 (the “quarter” or the “second quarter” and “year-to-date period,” respectively).

Until the Separation, the Company was dependent upon Fortive for all of its working capital and financing requirements as Fortive uses a centralized approach to cash management and financing of its operations. Because the Company was part of Fortive for the three and six months ended June 27, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant and related to the Separation, including the financing transactions described in the “Liquidity and Capital Resources” section, have been included in these Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company. Unaudited Pro Forma Combined Financial Statements for the periods ended March 28, 2025 and December 31, 2024 can be found in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025. There have been no material changes to the Pro Forma adjustments in the second quarter or year-to-date period.
The Company’s business consists of two segments: Test and Measurement and Sensors and Safety Systems. For additional details regarding these operations, refer to Note 12 titled “Segment Information”.
Segment Realignment and Divestiture
In January 2024, Fortive realigned Invetech from the Advanced Healthcare Solutions segment to the PT segment. In June 2024, Fortive divested and transferred ownership of Invetech, excluding the Dover Motion Business, to Invetech’s management team (the “Invetech Divestiture”). As a result of the Invetech Divestiture, in the three months ended June 28, 2024, Ralliant recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Combined Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
OVERVIEW
General
Ralliant is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. The Company empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Test and Measurement and Sensors and Safety Systems – include well-known brands with prominent positions across a range of attractive end markets. The Company is headquartered in Raleigh, North Carolina, and has a global team of approximately 7,000 employees with solutions which are used in more than 90 countries by over 90,000 customers.
Ralliant is a multinational business with global operations, of which 48.9% of its 2024 sales derived from customers outside the United States, including high-growth markets. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America, and Asia with the exception of Japan and Australia.
As a company with global operations, Ralliant’s businesses are affected by worldwide, regional, and industry-specific economic and political factors. Its geographic and industry diversity, as well as broad product and service offerings, typically limits the impact of any single industry or the economy of any single country (except for the United States) on its operating results. Given the broad range of its offerings and the geographies served, the Company does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company monitors key competitors and customers, including their sales to the extent possible, to gauge relative performance and the outlook for the markets within which it competes.
Ralliant operates in a highly competitive business environment and its long-term growth and profitability will depend, in particular, on its ability to execute across geographies and end markets, develop innovative and differentiated new product offerings, continue to reduce costs, improve operating efficiency and attract, retain and develop an empowered workforce. The Company makes, and expects to continue to make, investments in research and development, customer-facing resources, its workforce and its manufacturing capabilities and capacity to meet the needs of its customers.
In 2025, the U.S. government began imposing tariffs on products from all countries and additional individualized reciprocal tariffs on certain countries. In response, China, in particular, and other countries have announced tariffs against certain imports from the United States. These changes to trade policies, retaliatory measures, and prolonged uncertainty in trade relationships negatively impact operations and financial results, including potential impairment of certain intangible assets, through resulting supply chain disruptions, delayed shipments, and increased operational complexities and costs. The Company continues to evaluate the evolving impact of these tariffs, as the application and imposition of these tariffs remain unpredictable. The Company continues to deploy the Ralliant Business System (“RBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics, to actively manage these challenges and utilize pricing, cost and productivity actions and other countermeasures to offset the aforementioned dynamics.

Non-GAAP Measures
In this Quarterly Report on Form 10-Q, references to sales from existing businesses (“organic revenue”) refer to sales from operations calculated according to GAAP but exclude (1) the impact from acquired and divested businesses and (2) the impact of foreign currency translation. The portion of sales attributable to acquisitions or acquired businesses refers to sales from acquisitions or acquired businesses prior to the first anniversary of the acquisition date, less the amount of sales attributable to certain businesses or product lines that, at the time of reporting, have been divested or are pending divestiture, but are not, and will not be, considered discontinued operations, prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of foreign currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Organic revenue should be considered in addition to, and not as a replacement for or superior to, sales from operations, and may not be comparable to similarly titled measures reported by other companies.
Management believes that reporting the non-GAAP financial measure of organic revenue provides useful information to investors by helping identify underlying growth trends in the Company’s business and facilitating comparisons of its sales performance with its performance in prior and future periods and to its peers. The Company excludes the effect of acquisition and divestiture related sales because the nature, size, and number of such transactions can vary dramatically from period to period and between the Company and the Company’s peers. The Company excludes the effect of foreign currency translation from organic revenue because the impact of foreign currency translation is not under management’s control and is subject to volatility. Management believes the exclusion of the effect of acquisitions and divestitures and foreign currency translation may facilitate the assessment of underlying business trends and may assist in comparisons of long-term performance.
Acquisitions
On January 3, 2024, Ralliant acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA will bolster Ralliant’s innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. Fortive, on behalf of Ralliant, funded this transaction with financing activities and available cash. Ralliant recorded approximately $1.18 billion of goodwill within its Test and Measurement segment related to the EA acquisition, which is not tax deductible. The Company anticipates future tax benefits as a result of the transaction.
Divestitures
In June 2024, Fortive completed the Invetech Divestiture. As a result of the Invetech Divestiture, in the six months ended June 28, 2024, Ralliant recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Combined Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
Business Performance
Business Performance During the Three and Six Months Ended June 27, 2025
During the three and six months ended June 27, 2025, sales decreased by 5.7% and 8.3%, respectively.
The year-over-year decrease in sales in the second quarter was driven by a 5.8% decrease in organic revenue and a 1.1% decrease from the Invetech Divestiture, partially offset by an increase of 1.2% from favorable foreign currency exchange rates. The decrease in organic revenue in the second quarter included volume declines of 9.2%, partially offset by favorable pricing of 3.4%.
The year-over-year decrease in sales in the year-to-date period was driven by 7.4% decrease from organic revenue declines and a 1.0% decrease from the Invetech Divestiture, partially offset by 0.1% increase from favorable foreign currency exchange rates. The decrease in organic revenue in the year-to-date period included volume declines of 10.0%, partially offset by favorable pricing of 2.6%.
Geographically, in the second quarter, organic revenue in developed markets decreased by high single-digits year-over-year, driven by a mid-twenties decline in Western Europe and mid single-digit decline in North America. Organic revenue in high growth markets increased slightly in the second quarter year-over-year, driven by mid-teens growth in Latin America, offset by a low single-digit decline in China.

Geographically, in the year-to-date period, organic revenue in developed markets decreased by low double-digits year-over-year, driven by a low-thirties decline in Western Europe and a mid single-digit decline in North America. Organic revenue in high growth markets decreased low single-digits in the year-to-date period year-over-year, driven by a mid single-digit decline in China, partially offset by low-twenties growth in Latin America.
RESULTS OF OPERATIONS
Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$503.3	$533.7	$985.1	$1,074.9
Operating profit	$58.9	$105.2	$132.7	$246.3
Depreciation	$6.7	$7.9	$13.3	$16.2
Amortization	$21.9	$20.9	$42.2	$42.0
Operating profit as a % of sales	11.7%	19.7%	13.5%	22.9%
Depreciation as a % of sales	1.3%	1.5%	1.4%	1.5%
Amortization as a % of sales	4.4%	3.9%	4.3%	3.9%
Components of Sales Growth

	Three Months Ended June 27, 2025 vs. Comparable 2024 Period	Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	(5.7)%	(8.3)%
Impact of:
Acquisitions and divestitures	1.1%	1.0%
Currency exchange rates	(1.2)%	(0.1)%
Organic revenue growth (Non-GAAP)	(5.8)%	(7.4)%
See the Test and Measurement and Sensors and Safety Systems sections below for further discussion of year-over-year sales analysis.
Operating Profit Margins
Operating profit margin was 11.7% for the second quarter, representing a decrease of 800 basis points compared with 19.7% for the comparable period of 2024. The year-over-year changes in operating profit margin primarily comprised the following:
•The second quarter decrease in results from existing businesses — unfavorable 810 basis points, primarily driven by:
◦-275 basis points from volume reduction; -250 basis points from higher salaries and wages; -150 basis points from higher corporate costs allocable to its segments; -120 basis points from public company standalone costs; and -110 basis points from the net impact of tariffs, partially offset by +100 basis points from price increases.
◦As a separate public company, Ralliant incurred incremental costs with the establishment of a separate corporate function, primarily related to employee compensation and IT system costs, as well as incremental standalone public company costs such as corporate governance costs, including audit and other professional services fees, consulting and legal fees, and stock exchange listing fees. As further discussed in Note 13 to the financial statements, certain shared corporate costs have been allocated to Ralliant by Fortive, and are reflected as expenses in these financial statements.
Operating profit margin was 13.5% for the year-to-date period, representing a decrease of 940 basis points compared with 22.9% for the comparable period of 2024. The year-over-year changes in operating profit margin primarily comprised the following:
•The year-over-year decrease in results from existing businesses — unfavorable 660 basis points, primarily driven by:
◦-225 basis points driven by volume reduction, partially offset by price increases; -200 basis points from higher salaries and wages; -110 basis points from corporate costs allocable to its segments; -75 basis points from standalone public company costs; and -60 basis points from the net impact of tariffs.

•The year-over-year effect of the gain on sale of land and certain office buildings in 2024 — unfavorable 585 basis points
•The year-over-year net effect of acquisition and divestiture-related transaction costs incurred in 2024 primarily related to the EA acquisition — favorable 235 basis points
•The year-over-year net effect of acquired and divested businesses, including amortization and acquisition-related fair value adjustments — favorable 120 basis points
Business Segments and Geographic Area Results
Sales by business segment and geographic area were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Segments
Test and Measurement	$192.5	$226.4	$381.0	$470.6
Sensors and Safety Systems	310.8	307.3	604.1	604.3
Total	$503.3	$533.7	$985.1	$1,074.9

Geographic area
United States	$256.1	$271.8	$503.1	$537.9
China	85.1	86.0	157.4	168.4
Western Europe	61.0	79.5	127.2	171.4
All other	101.1	96.4	197.4	197.2
Total	$503.3	$533.7	$985.1	$1,074.9
TEST AND MEASUREMENT
The Company’s Test and Measurement segment provides precision test and measurement instruments, systems, software, and services. Through its portfolio of industry leading solutions, including oscilloscopes, probes, source measuring units, semiconductor test systems, high-power bi-directional power supplies, and measurement analysis software packages, the Test and Measurement segment empowers scientists, engineers and technicians to create and realize technological advances with ever greater efficiency, speed and accuracy.
Test and Measurement Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$192.5	$226.4	$381.0	$470.6
Operating (loss) profit	$(14.3)	$24.6	$(26.2)	$82.3
Depreciation	$3.8	$4.7	$7.6	$9.8
Amortization	$21.3	$20.3	$41.0	$40.8
Operating (loss) profit as a % of sales	(7.4)%	10.9%	(6.9)%	17.5%
Depreciation as a % of sales	2.0%	2.1%	2.0%	2.1%
Amortization as a % of sales	11.1%	9.0%	10.8%	8.7%
Components of Sales Growth

	Three Months Ended June 27, 2025 vs. Comparable 2024 Period	Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	(14.9)%	(19.0)%
Impact of:
Currency exchange rates	(1.9)%	(0.1)%
Organic revenue growth (Non-GAAP)	(16.8)%	(19.1)%

The decreases in sales for both the second quarter and year-to-date period were primarily driven by decreases in organic revenue of 16.8% and 19.1%, respectively, partially offset by the favorable impact from foreign currency exchange rates.
The decrease in organic revenue in the second quarter and year-to-date period was primarily attributable to declines in sales volumes of 19.2% and 20.5%, respectively, primarily in product lines for oscilloscopes and related accessories and high-power solutions which were driven by demand weakness across all end markets.
Geographically, in the second quarter, year-over-year organic revenue in developed markets decreased by low-twenties year-over-year, driven by a mid-forties decline in Western Europe and a low double-digit decline in North America. Organic revenue in high growth markets decreased by low double-digits in the second quarter year-over-year, driven by a low double-digit decline in China and a high-teens decline in the rest of Asia.
Geographically, in the year-to-date period, year-over-year organic revenue in developed markets decreased by mid-twenties, driven by high-fifties decline in Western Europe and a low double-digit decline in North America. Organic revenue in high growth markets decreased by low double-digit, driven by low double-digit decline in China and low double-digit decline in the rest of Asia.
Operating loss margin was 7.4% for the second quarter, a decrease of 1,830 basis points compared with operating profit margin of 10.9% for the comparable period in 2024, primarily impacted by:
•The year-over-year decrease in results from existing businesses — unfavorable 1,540 basis points, primarily driven by:
◦-925 basis points driven by volume declines due to demand weakness in all end markets, partially offset by price increases; -400 basis points primarily from higher salaries and wages; -210 basis points from corporate costs allocations; -110 basis points from the net impact of tariffs; partially offset by +100 basis points from benefits from productivity measures and RBS initiatives.
•The year-over-year effect of amortization from existing businesses — unfavorable 210 basis points
Operating loss margin was 6.9% for the year-to-date period, a decrease of 2,440 basis points compared with operating profit margin of 17.5% for the comparable period in 2024, primarily impacted by:
•The year-over-year decrease in results from existing businesses — unfavorable 1,430 basis points, primarily driven by:
◦-1,150 basis points driven by volume declines due to demand weakness in all end markets, partially offset by price increases; -250 basis points primarily from higher salaries and wages; -115 basis points from corporate cost allocations; -60 basis points from the net impact of tariffs; partially offset by +150 basis points from benefits from productivity measures and RBS initiatives.
•The year-over-year effect of the gain on sale of land and certain office buildings in 2024 — unfavorable 1,340 basis points
•The year-over-year effect of acquisition-related transaction costs incurred in 2024 related to the EA acquisition — favorable 520 basis points
•The year-over-year effect of amortization from existing businesses — unfavorable 210 basis points
SENSORS AND SAFETY SYSTEMS
The Company’s Sensors and Safety Systems segment provides leading power grid monitoring solutions, safety systems for mission critical aero, defense, and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential. The Sensors and Safety Systems segment provides advanced monitoring, protection, and diagnostic solutions for high-voltage electrical assets in power generation, transmission, and distribution. The segment’s energetic materials, ignition safety systems, and precision pyrotechnic devices are used in mission-critical applications such as satellite deployment, rocket propulsion initiation, aerial vehicle safety systems, and military defense systems. The Sensors and Safety Systems segment also provides premium sensing products encompassing liquid level, flow, and pressure sensors; motion sensors and components; and hygienic sensors.

Sensors and Safety Systems Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$310.8	$307.3	$604.1	$604.3
Operating profit	$79.5	$80.5	$166.5	$163.9
Depreciation	$2.9	$3.2	$5.7	$6.4
Amortization	$0.6	$0.6	$1.2	$1.2
Operating profit as a % of sales	25.6%	26.2%	27.6%	27.1%
Depreciation as a % of sales	0.9%	1.0%	0.9%	1.1%
Amortization as a % of sales	0.2%	0.2%	0.2%	0.2%
Components of Sales Growth

	Three Months Ended June 27, 2025 vs. Comparable 2024 Period	Six Months Ended June 27, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	1.1%	—%
Impact of:
Acquisitions and divestitures	1.8%	1.8%
Currency exchange rates	(0.7)%	—%
Organic revenue growth (Non-GAAP)	2.2%	1.8%
The increase in sales for the second quarter was driven by an increase in organic revenue of 2.2% and favorable impact from foreign currency exchange rates, partially offset by a 1.8% unfavorable impact from the Invetech Divestiture.
The sales result for the year-to-date period was driven a net price and volume increase of 1.8%, equally offset by the 1.8% unfavorable impact from the Invetech Divestiture.
Year-over-year price increases in the Sensors and Safety Systems segment contributed 4.2% and 3.5% to sales growth during the second quarter and year-to-date period, respectively, compared with 2024, and is reflected as a component of the change in organic revenue. The net volume decrease in the second quarter and year-to-date period resulted from declines in the energetic materials product line from aero, defense, and space customers, along with liquid and air sensors in manufacturing and other end markets, and automation and control applications within the industrial manufacturing end market. The volume declines were partially offset by increased demand in the utilities sector for grid modernization.
Geographically, in the second quarter, year-over-year organic revenue in developed markets decreased low single-digit year-over-year, driven by slight decline in North America, low single-digit decline in Western Europe, and a low-forties decline in Japan. Organic revenue in high growth markets increased by high-teens year-over-year, driven primarily by mid-teens growth in China, mid-teens growth in the rest of Asia, and low-twenties growth in Latin America.
Geographically, in the year-to-date period, year-over-year organic revenue in developed markets decreased low single-digits, driven by slight decline in North America, low single-digit decline in Western Europe, and high-twenties decline in Japan. Organic revenue in high growth markets increased by mid-teens year-over-year, driven primarily by low double-digit growth in China, high-twenties growth in Latin America, and low double-digit growth in the rest of Asia.
Operating profit margin was 25.6% for the second quarter, a decrease of 60 basis points compared with 26.2% for the comparable period in 2024, primarily impacted by:
•The year-over-year decrease in results from existing businesses — unfavorable 200 basis points, primarily driven by:
◦-225 basis points from corporate cost allocations; -160 basis points from higher employee compensation; -100 basis points from the net impact of tariffs; partially offset by +175 basis points from contract cost adjustments; and +100 basis points from net pricing and volume impacts.
•The year-over-year net effect of changes in certain Invetech businesses that were divested in 2024 — favorable 135 basis points

Operating profit margin was 27.6% for the year-to-date period, an increase of 50 basis points, compared with 27.1% for the comparable period in 2024, primarily impacted by:
•The year-over-year net effect of changes in certain Invetech businesses that were divested in 2024 — favorable 185 basis points
•The year-over-year decrease in results from existing businesses — unfavorable 140 basis points, driven by:
◦-175 basis points from higher employee compensation; -130 basis points from corporate cost allocations; -60 basis points from the net impact of tariffs; partially offset by +125 basis points from contract cost adjustments; +100 basis points from net pricing and volume impacts.
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$503.3	$533.7	$985.1	$1,074.9
Cost of sales	(255.0)	(259.0)	(493.4)	(524.3)
Gross profit	$248.3	$274.7	$491.7	$550.6
Gross profit margin	49.3%	51.5%	49.9%	51.2%
The year-over-year decreases in gross profit during the second quarter and year-to-date period were primarily due to net volume declines, higher employee compensation costs, and tariffs, partially offset by year-over-year increases in price, benefits from productivity measures and RBS initiatives.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$503.3	$533.7	$985.1	$1,074.9
Selling, general, and administrative (“SG&A”) expenses	$147.4	$130.7	$275.7	$285.9
Research and development (“R&D”) expenses	$42.0	$38.8	$83.3	$81.5
SG&A as a % of sales	29.3%	24.5%	28.0%	26.6%
R&D as a % of sales	8.3%	7.3%	8.5%	7.6%
The year-over-year increase in SG&A expenses during the second quarter was due to higher employee compensation, Ralliant corporate costs incurred to establish a separate corporate function, in addition to Fortive allocated corporate costs, and standalone public company costs, partially offset by lower year-over-year transaction expenses related to the EA acquisition in 2024 and benefits from productivity measures through RBS initiatives.
The year-over-year decrease in SG&A expenses during the year-to-date period was due to lower year-over-year transaction expenses related to the EA acquisition in 2024 and benefits from productivity measures through RBS initiatives, partially offset by higher employee compensation, Ralliant corporate costs incurred to establish a separate corporate function, in addition to Fortive allocated corporate costs in the second quarter, and standalone public company costs.
R&D, consisting principally of internal and contract engineering personnel costs, increased during the second quarter and year-to-date period compared with the comparable periods of 2024 due to continuing investments in innovation.
NON-OPERATING INCOME (EXPENSE), NET
Loss from divestiture
During the three and six-month periods ended June 28, 2024, the Company recognized a net loss of $25.6 million related to the Invetech Divestiture. For further discussion of this transaction, refer to Note 1 to the combined condensed financial statements.

INCOME TAXES
Ralliant’s effective tax rates were 19.2% and 15.7% for the three and six months ended June 27, 2025, respectively, compared with 18.2% and 17.7% for the three and six months ended June 28, 2024, respectively. The increase in the effective tax rate for the three months ended June 27, 2025 compared with the three months ended June 28, 2024 was primarily related to changes in valuation allowances recorded in the three months ended June 27, 2025. The decrease in the effective tax rate for the six months ended June 27, 2025 compared with the six months ended June 28, 2024 was primarily related to the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in the Company’s uncertain tax position reserves.
Globally, the Company monitors legislative action and the Organization for Economic Co-operation and Development (“OECD”) initiatives related to global taxation. The impact of the OECD framework for a “Pillar Two” global minimum corporate income tax rate of 15% has been included within the provision for income taxes. On June 28, 2025, the OECD released a statement recognizing an agreement between the OECD and the G20 to recognize the U.S. minimum tax rules to exempt U.S. multinationals from certain portions of the Pillar Two framework. The Company continues to monitor further guidance and legislative developments related to the Pillar Two framework.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, including, but not limited to, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business investments. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of OBBBA on its consolidated financial statements.
COMPREHENSIVE INCOME
Comprehensive income increased by $164.7 million during the second quarter compared with the comparable period in 2024 due to favorable changes in foreign currency translation of $181.5 million, partially offset by a decrease in net income of $17.2 million.
Comprehensive income increased by $244.4 million during the year-to-date period compared with the comparable period in 2024 due to favorable changes in foreign currency translation of $313.5 million, partially offset by a decrease in net income of $69.5 million.
LIQUIDITY AND CAPITAL RESOURCES
Before the Separation, the Company was dependent upon Fortive for all of the Company’s working capital and financing requirements as Fortive uses a centralized approach to cash management and financing of its operations. Because the Company was part of Fortive during the three and six months ended June 27, 2025, only cash, cash equivalents and borrowings clearly associated with Ralliant and related to the Separation, including the financing transactions described below, have been included in the combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company.
As a result of the Separation, the Company no longer participates in Fortive’s cash management and financing operations. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity, will, after giving effect to any dividend payments and debt servicing obligations, be sufficient to allow the Company to continue funding and investing in its existing businesses, consummate strategic acquisitions, make interest payments on its outstanding indebtedness, fulfill its contractual obligations, and manage its capital structure on a short- and long-term basis. In connection with the Separation, Parent transferred to the Company certain cash balances and amounts due to banks.

On May 15, 2025 (the “Closing Date”), the Company entered into a credit agreement (“Credit Agreement”), with a syndicate of banks, consisting of an eighteen month, $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), a three-year, $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”, and together with the Eighteen-Month Term Loan, the “Term Loans”) and a three-year $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement also contains an expansion option permitting Ralliant to request increases of the Credit Facilities (in any combination thereof) of up to an aggregate additional amount of $500.0 million from lenders that elect to make such increase available, upon the satisfaction of certain conditions. The Company incurred $1.5 million of debt issuance costs associated with the Revolving Credit Facility that have been recorded as a prepaid asset within Other assets in the accompanying Combined Condensed Balance Sheets, as this facility was undrawn as of June 27, 2025.
Borrowings under the Credit Agreement are prepayable at the Company’s option at any time in whole or in part without premium or penalty. Term Loans may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed from time to time prior to the maturity date of the Revolving Credit Facility.
The Credit Agreement requires Ralliant to maintain a Consolidated Net Leverage Ratio, as defined by the Credit Agreement, of 3.50 to 1.00 or less; provided that, not more than two times after the Closing Date of the Credit Agreement, the maximum Consolidated Net Leverage Ratio may be increased to 4.00 to 1.00 in connection with any permitted acquisition by Ralliant occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of indebtedness in connection with such acquisition) equal to or in excess of $100.0 million, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive quarters thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Consolidated Net Leverage Ratio will be calculated at the end of each fiscal quarter commencing with the fiscal quarter ending September 26, 2025.
On June 27, 2025, Ralliant borrowed $1.15 billion, drawn pro rata under the Three-Year Term Loan and the Eighteen-Month Term Loan, the proceeds of which were used to pay Fortive on June 27, 2025, as consideration for the contribution of assets to Ralliant by Fortive in connection with the Separation. Refer to Note 5 in the notes to the combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information related to the Company’s long-term indebtedness.

The Company cannot assure you that its net cash provided by operating activities, cash and equivalents or cash available under its Credit Facilities will be sufficient to meet its future needs. If the Company is unable to generate sufficient cash flows from operations in the future and if availability under its Credit Facilities is not sufficient, the Company may have to obtain additional financing. If the Company obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict its operations. The Company cannot assure you that it could obtain refinancing or additional financing on favorable terms or at all.
On June 28, 2025, the Company's Board of Directors approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time. The share repurchase authorization is consistent with the Company's capital allocation strategy to prioritize returning capital to shareholders.

On August 6, 2025, the Board declared a quarterly common stock dividend of $0.05 per share, payable on September 23, 2025 to stockholders of record as of the close of business on September 8, 2025.

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Six Months Ended
($ in millions)	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$157.4	$155.4

Purchases of property, plant and equipment	$(17.2)	$(13.7)
Proceeds from sale of property	1.5	10.2
Cash paid for acquisitions, net of cash received	—	(1,718.1)
Cash infusion into divestiture	—	(14.0)
Net cash used in investing activities	$(15.7)	$(1,735.6)

Proceeds from borrowings	$1,146.8	$—
Consideration paid to Parent in connection with Separation	(1,150.0)	—
Net transfers from Parent	47.3	1,588.6
Net cash provided by financing activities	$44.1	$1,588.6
Operating Activities
Net cash provided by operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Net cash provided by operating activities was $157.4 million during the year-to-date period, representing an increase of $2.0 million, or 2.1%, compared with the comparable period of 2024. The year-over-year change in net cash provided by operating activities was primarily attributable to the following factors:
•A year-over-year decrease of $31.8 million in net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, Gain on sale of property, net of Loss from divestiture).
•The aggregate changes in accounts receivable, inventories, and trade accounts payable used $17.2 million of cash during the year-to-date period compared with generating $2.5 million in the comparable period of 2024. The amount of cash provided by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively the Company managed the cash conversion cycle, which generally represents the number of days that elapse from the day the Company pays for the purchase of raw materials and components to the collection of cash from its customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in Prepaid expenses and other current assets and Accrued expenses and other liabilities used $7.0 million of cash in the year-to-date period compared with using $60.5 million of cash in the comparable period of 2024. The year-over-year changes were driven by timing differences related to contract assets, contract liabilities, payments of employee compensation, income taxes, and interest.
Investing Activities
Cash used in investing activities decreased by $1,719.9 million during the second quarter compared with the comparable period of 2024, primarily due to less cash used for acquisitions, net of cash acquired.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for product offerings, and improving information technology systems. Capital expenditures totaled $17.2 million for the six months ended June 27, 2025 and $13.7 million for the six months ended June 28, 2024.
Financing Activities
Net cash provided by financing activities reflects Proceeds from borrowings, net of issuance costs, of $1,146.8 million, offset by the Consideration paid to Parent in connection with the Separation of $1,150.0 million. Other financing activity represents net cash transferred from Fortive of $47.3 million.

Cash and Cash Requirements
The Company held $198.6 million of cash and equivalents as of June 27, 2025. Pursuant to the terms of the Separation and Distribution Agreement, the Company is subject to cash adjustment provisions, with payment of such adjustments to be made within five business days of the determination of the applicable final cash balance. Pursuant to the adjustment provisions, if Ralliant’s aggregate cash balance at the time of the Separation, excluding any cash in certain restricted jurisdictions, is determined to have been greater than the reference cash balance of $150 million, Ralliant is obligated to pay Fortive the excess. Subsequent to the Separation, Fortive notified Ralliant the aggregate cash balance exceeded such reference cash balance by approximately $41 million and Ralliant paid Fortive in accordance with the terms of the Separation and Distribution Agreement. Pursuant to the terms of the Tax Matters Agreement, Ralliant expects to reimburse Fortive or pay taxing authorities directly for an amount asserted by Fortive to be approximately $50 million, with $16 million paid in July 2025 and the remainder expected to be paid in third quarter 2025, for certain tax transaction costs recognized upon Separation. The Company had no cash and equivalents as of December 31, 2024.
The Company requires cash to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its pension plans as required, pay dividends to shareholders, and support other business needs or objectives. With respect to cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions and repayment of maturing debt, the Company may also borrow under its Credit Facilities or enter into new credit facilities to borrow directly thereunder. It also may access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
Foreign cumulative earnings remain subject to foreign remittance taxes. The Company has made an election regarding the amount of earnings that it does not intend to repatriate due to local working capital needs, local law restrictions, high foreign remittance costs, previous investments in physical assets and acquisitions, or future growth needs. For most of its foreign operations, the Company makes an assertion regarding the amount of earnings in excess of intended repatriation that are expected to be held for indefinite reinvestment. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be reinvested indefinitely. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable given local law restrictions that may apply to a portion of such earnings, unknown changes in foreign tax law that may occur during the applicable restriction periods caused by applicable local corporate law for cash repatriation, and the various tax planning alternatives it could employ if the Company repatriated these earnings.
As of June 27, 2025, the Company believes it had sufficient liquidity to satisfy its cash needs for at least the next 12 months and foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six months ended June 27, 2025 to the items disclosed as critical accounting estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk and commodity prices, each of which could impact our financial statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. In addition, its broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on our operating profit as a whole. There have been no material changes in the market risks disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to Note 10 in the notes to the combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
The information called for by this item is incorporated herein by reference to the section entitled “Risk Factors” in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 5. OTHER INFORMATION
Trading Plans
During the quarter ended June 27, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	2.1	6/30/2025
3.1	Certificate of Amendment to the Certificate of Incorporation of Ralliant Corporation	8-K	3.1	6/30/2025
3.2	Amended and Restated Certificate of Incorporation of Ralliant Corporation	8-K	3.2	6/30/2025
3.3	Amended and Restated Bylaws of Ralliant Corporation	8-K	3.3	6/30/2025
10.1	Employee Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.1	6/30/2025
10.2	Tax Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.2	6/30/2025
10.3	Transition Services Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.3	6/30/2025
10.4	Intellectual Property Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.4	6/30/2025
10.5	FBS License Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.5	6/30/2025
10.6	Fort Solutions License Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.6	6/30/2025
10.7†	Ralliant Corporation 2025 Stock Incentive Plan	8-K	10.7	6/30/2025
10.8†	Form of Ralliant Corporation Non-Employee Directors’ Deferred Compensation Plan Election Form	Form 10-12B	10.19	5/5/2025
10.9†	Ralliant Corporation 2025 Executive Incentive Compensation Plan	8-K	10.9	6/30/2025
10.10†	Ralliant Retirement Savings Plan	8-K	10.13	6/30/2025
10.11†	Offer Letter, dated April 25, 2025, between Fortive Corporation and Neill P. Reynolds	Form 10-12B	10.16	5/5/2025
10.12	Credit Agreement, dated as of May 15, 2025, among Ralliant Corporation, PNC Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto	Form 10-12B/A	10.20	5/19/2025
10.13*†	Form of Ralliant Corporation Non-Employee Director Restricted Stock Unit Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, formatted in Inline XBRL and contained in Exhibit 101
*    Filed herewith.
**    Furnished herewith.
†    Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLIANT CORPORATION

Date: August 11, 2025	By:	/s/ Neill P. Reynolds
Neill P. Reynolds
Chief Financial Officer

Date: August 11, 2025	By:	/s/ Teo Osben
Teo Osben
Chief Accounting Officer