Form 10-Q
period 2025-09-26
Ralliant Corp
filed 2025-11-06
CIK 2041385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________

FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding at November 3, 2025 was 112,805,827.

RALLIANT CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts) (Unaudited)

	September 26, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$264.2	$—
Accounts receivable less allowance for credit losses of $8.1 and $11.3, respectively	309.7	293.8
Inventories:
Finished goods	74.0	72.1
Work in process	103.6	90.1
Raw materials	125.1	120.7
Inventories, net	302.7	282.9
Prepaid expenses and other current assets	100.3	41.9
Total current assets	976.9	618.6
Property, plant and equipment, net of accumulated depreciation of $471.2 and $437.0, respectively	211.5	200.2
Other assets	148.6	151.0
Goodwill	3,112.7	2,940.0
Other intangible assets, net	815.4	809.6
Total assets	$5,265.1	$4,719.4
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$277.2	$254.6
Deferred revenue	165.1	143.1
Accrued expenses and other current liabilities	214.3	136.0
Total current liabilities	656.6	533.7
Long-term debt	1,148.6	—
Other long-term liabilities	495.7	422.9
Commitments and contingencies (Note 10)
Equity:
Common stock: $0.01 par value, as of September 26, 2025 and December 31, 2024, 1,300 million and 1,000 shares authorized, respectively; and 112.8 million and 100 shares issued and outstanding, respectively	1.1	—
Preferred stock: $0.01 par value, 10.0 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	3,178.5	—
Retained earnings	34.3	—
Accumulated other comprehensive loss	(249.7)	(491.3)
Net Former Parent investment	—	4,254.1
Total equity	2,964.2	3,762.8
Total liabilities and equity	$5,265.1	$4,719.4
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$529.1	$531.7	$1,514.3	$1,606.6
Cost of sales	(260.5)	(251.9)	(753.9)	(776.2)
Gross profit	268.6	279.8	760.4	830.4
Operating costs:
Selling, general and administrative	(177.8)	(128.7)	(453.5)	(414.6)
Research and development	(38.8)	(39.9)	(122.1)	(121.4)
Gain on sale of property	—	—	—	63.1
Operating profit	52.0	111.2	184.8	357.5
Non-operating expense, net:
Interest expense, net	(16.3)	—	(16.3)	—
Loss from divestiture	—	—	—	(25.6)
Other non-operating expenses, net	(0.5)	(0.3)	(1.1)	(1.0)
Earnings before income taxes	35.2	110.9	167.4	330.9
Income tax benefit (expense)	4.7	(20.0)	(16.0)	(59.0)
Net earnings	$39.9	$90.9	$151.4	$271.9

Net earnings per share:
Basic	$0.35	$0.81	$1.34	$2.41
Diluted	$0.35	$0.81	$1.34	$2.41
Average common stock and common equivalent shares outstanding:
Basic	112.8	112.7	112.8	112.7
Diluted	113.4	112.7	113.3	112.7
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net earnings	$39.9	$90.9	$151.4	$271.9
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(12.2)	78.7	240.9	18.3
Pension and post-retirement plan benefit adjustments	0.1	0.2	0.7	0.4
Total other comprehensive (loss) income, net of income taxes	(12.1)	78.9	241.6	18.7
Comprehensive income	$27.8	$169.8	$393.0	$290.6
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Equity
	Shares Outstanding	Amount
Balance, December 31, 2024	—	$—	$—	$—	$(491.3)	$4,254.1	$3,762.8
Net earnings for the period	—	—	—	—	—	63.9	63.9
Net transfers to Former Parent	—	—	—	—	—	(72.6)	(72.6)
Other comprehensive income	—	—	—	—	86.0	—	86.0
Stock-based compensation	—	—	—	—	—	6.5	6.5
Balance, March 28, 2025	—	—	—	—	(405.3)	4,251.9	3,846.6
Net earnings for the period	—	—	—	—	—	47.6	47.6
Recapitalization	112.7	1.1	—	—	—	(1.1)	—
Consideration paid to Former Parent in connection with the Separation	—	—	—	—	—	(1,150.0)	(1,150.0)
Net transfers from Former Parent	—	—	—	—	—	119.8	119.8
Other comprehensive income	—	—	—	—	167.7	—	167.7
Stock-based compensation	—	—	—	—	—	8.1	8.1
Balance, June 27, 2025	112.7	1.1	—	—	(237.6)	3,276.3	3,039.8
Net earnings for the period	—	—	—	39.9	—	—	39.9
Noncash adjustments to Former Parent's investment, net	—	—	3,204.3	—	—	(3,276.3)	(72.0)
Net transfers to Former Parent	—	—	(57.4)	—	—	—	(57.4)
Other comprehensive loss	—	—	—	—	(12.1)	—	(12.1)
Dividends to common stockholders	—	—	—	(5.6)	—	—	(5.6)
Stock-based compensation	0.1	—	32.0	—	—	—	32.0
Shares withheld for taxes	—	—	(0.4)	—	—	—	(0.4)
Balance, September 26, 2025	112.8	$1.1	$3,178.5	$34.3	$(249.7)	$—	$2,964.2

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Former Parent’s Equity
	Shares Outstanding	Amount
Balance, December 31, 2023	—	$—	$—	$—	$(353.2)	$2,613.9	$2,260.7
Net earnings for the period	—	—	—	—	—	116.2	116.2
Net transfers from Former Parent	—	—	—	—	—	1,657.7	1,657.7
Other comprehensive loss	—	—	—	—	(46.0)	—	(46.0)
Stock-based compensation	—	—	—	—	—	5.8	5.8
Balance, March 29, 2024	—	—	—	—	(399.2)	4,393.6	3,994.4
Net earnings for the period	—	—	—	—	—	64.8	64.8
Net transfers to Former Parent	—	—	—	—	—	(69.5)	(69.5)
Other comprehensive loss	—	—	—	—	(14.2)	—	(14.2)
Stock-based compensation	—	—	—	—	—	6.0	6.0
Balance, June 28, 2024	—	—	—	—	(413.4)	4,394.9	3,981.5
Net earnings for the period	—	—	—	—	—	90.9	90.9
Net transfers to Former Parent	—	—	—	—	—	(153.2)	(153.2)
Other comprehensive income	—	—	—	—	78.9	—	78.9
Stock-based compensation	—	—	—	—	—	5.9	5.9
Balance, September 27, 2024	—	$—	$—	$—	$(334.5)	$4,338.5	$4,004.0
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions) (Unaudited)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net earnings	$151.4	$271.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	64.7	63.3
Depreciation	20.8	23.0
Stock-based compensation	45.9	17.7
Gain on sale of property	—	(63.1)
Loss from divestiture	—	25.6
Change in accounts receivable, net	(9.0)	7.7
Change in inventories	(13.9)	13.4
Change in trade accounts payable	(16.2)	4.9
Change in prepaid expenses and other assets	(45.4)	(1.9)
Change in accrued expenses and other liabilities	97.7	(69.1)
Net cash provided by operating activities	296.0	293.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(29.2)	(19.8)
Proceeds from sale of property	1.5	20.2
Cash paid for acquisitions, net of cash received	—	(1,718.2)
Cash infusion into divestiture	—	(14.0)
Net cash used in investing activities	(27.7)	(1,731.8)

Cash flows from financing activities:
Net proceeds from borrowings	1,146.8	—
Consideration paid to Former Parent in connection with separation	(1,150.0)	—
Net transfers (to) from Former Parent	(10.2)	1,434.5
Dividends paid	(5.6)	—
All other financing activities	2.2	—
Net cash (used in) provided by financing activities	(16.8)	1,434.5

Effect of exchange rate changes on cash and equivalents	12.7	3.9
Net change in cash and equivalents	264.2	—
Beginning balance of cash and equivalents	—	—
Ending balance of cash and equivalents	$264.2	$—
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
($ and shares in millions, except per share amounts, unless otherwise noted) (Unaudited)
NOTE 1. BUSINESS OVERVIEW
Ralliant Corporation (“Ralliant”, the “Company”, “its”, or “their”) is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. The Company empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Test and Measurement and Sensors and Safety Systems – include well-known brands with prominent positions across a range of attractive end markets.
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
On May 27, 2025, the Board of Directors of Fortive Corporation (“Fortive” or the “Former Parent”) approved the separation of Fortive’s Precision Technologies (“PT”) operating segment through the pro rata distribution of all of the issued and outstanding common stock of Ralliant to Fortive's stockholders (the “Separation”). Ralliant’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2025.
In connection with the Separation, on June 27, 2025, the net assets of the Ralliant businesses were contributed to Ralliant, a wholly-owned subsidiary of the Former Parent, and, as partial consideration for such contribution, Ralliant made a cash payment to Fortive in the amount of $1.15 billion. In addition, on June 27, 2025, the 100 shares of Ralliant common stock held by Fortive were recapitalized into 112,730,036 shares of Ralliant common stock. All per share amounts in the Consolidated and Combined Condensed Statements of Earnings have been retroactively adjusted to give effect to this recapitalization.
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
Basis of Presentation
Ralliant has historically operated as part of Fortive and not as a separate, publicly-traded company. For the periods prior to the Separation, the accompanying unaudited combined condensed financial statements have been derived from Fortive’s historical accounting records of its PT segment and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Ralliant are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Fortive’s corporate office and from other Fortive businesses to Ralliant and allocations of related assets, liabilities, and Net Former Parent investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Ralliant been an entity that operated independently of Fortive.

Following the Separation, the consolidated financial statements included the accounts of Ralliant and its wholly-owned subsidiaries and no longer included any allocations from Fortive. Accordingly:
•The Consolidated and Combined Statements of Earnings and Statements of Comprehensive Income for the three and nine months ended September 26, 2025 consisted of Ralliant’s consolidated results for the three months ended September 26, 2025 and the combined results of Ralliant’s businesses for the six months ended June 27, 2025. The Combined Statements of Earnings and Statements of Comprehensive Income for the three and nine months ended September 27, 2024 consisted of the combined results of the Ralliant businesses.
•The Consolidated Balance Sheet at September 26, 2025 consisted of Ralliant’s consolidated balances, while the Combined Balance Sheet at December 31, 2024 consisted of the combined balances of the Ralliant businesses.
•The Consolidated and Combined Statements of Equity for the three and nine months ended September 26, 2025 consisted of Ralliant’s consolidated activity for the three months ended September 26, 2025 and the combined results of Ralliant’s businesses for the six months ended June 27, 2025. The Combined Statements of Equity for the three and nine months ended September 27, 2024 consisted of the combined activity of the Ralliant businesses.
•The Consolidated and Combined Statement of Cash Flows for the nine months ended September 26, 2025 consisted of Ralliant’s consolidated results for the three months ended September 26, 2025 and the combined results of Ralliant’s businesses for the six months ended June 27, 2025. The Combined Statement of Cash Flows for the nine months ended September 27, 2024 consisted of the combined results of the Ralliant businesses.
Prior to the Separation, Ralliant was dependent upon Fortive for all of its working capital and financing requirements under Fortive’s centralized approach to cash management and financing of its operations. Because the Company was part of Fortive during the six months ended June 27, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant and related to the Separation have been included in these combined condensed financial statements. Other financial transactions relating to the business operations of the Company during the six months ended June 27, 2025 were accounted for through the Net Former Parent investment account of the Company.
Net Former Parent investment, which includes retained earnings prior to the Separation, represents Fortive’s interest in the recorded net assets of Ralliant. All significant transactions between Ralliant and Fortive have been included in the accompanying consolidated and combined condensed financial statements for the three and nine months ended September 26, 2025 and September 27, 2024. Transactions with Fortive are reflected in the accompanying Consolidated and Combined Condensed Statements of Changes in Equity as “Net transfers (to) from Former Parent” and in the accompanying Consolidated and Combined Condensed Balance Sheets within “Net Former Parent investment.”
All significant intercompany accounts and transactions between the operations comprising Ralliant have been eliminated in the accompanying Consolidated and Combined Condensed Statements of Earnings for the three and nine months ended September 26, 2025 and September 27, 2024 and the Consolidated and Combined Condensed Balance Sheets as of September 26, 2025 and December 31, 2024.
The Company prepared the unaudited consolidated and combined condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated and combined condensed financial statements included herein should be read in conjunction with the audited combined financial statements and the notes thereto included within the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.

In the Company’s opinion, the accompanying financial statements contain all adjustments, which consist of normal and recurring accruals necessary to fairly present its financial position, results of operations, comprehensive income, equity, and cash flows for the periods presented. The consolidated and combined condensed financial statements may not be indicative of future performance and do not necessarily reflect what the Consolidated and Combined Condensed Balance Sheets, Statements of Earnings, and Statements of Cash Flows would have been had the Company operated as a separate business entirely during the periods presented.
Segment Realignment and Divestiture
In January 2024, Fortive realigned the Invetech business from the Advanced Healthcare Solutions segment to the PT segment. In June 2024, Fortive divested and transferred ownership of Invetech, excluding the Dover Motion Business, to Invetech’s management team (the “Invetech Divestiture”). As a result of the divestiture, in the nine months ended September 27, 2024, Ralliant recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated and Combined Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses were not reported as discontinued operations.
Allowances for Credit Losses
All trade accounts and unbilled receivables are recorded in the Consolidated and Combined Condensed Balance Sheets and were adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and nine months ended September 26, 2025 and September 27, 2024, the activity was immaterial.
Property Sale
On March 14, 2024, Ralliant sold land and certain office buildings in its Test and Measurement segment for $90.0 million, for which the Company received $20.0 million in cash proceeds and a $70.0 million promissory note secured by a letter of credit, with principal received in August and November 2024. The promissory note was recorded within Prepaid expenses and other current assets. During the nine months ended September 27, 2024, the Company recorded a gain on sale of property of $63.1 million in the Consolidated and Combined Condensed Statements of Earnings.
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

Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. An entity may elect the practical expedient when measuring credit losses, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for the fiscal year ending December 31, 2026 and interim periods beginning the first quarter of 2026, with early adoption permitted, and should be applied prospectively. If Ralliant were to elect the practical expedient, the Company does not anticipate this standard to materially impact its consolidated financial statements.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, which replaces the previous stage-based model for capitalizing internal-use software development costs, with requirements where capitalization begins when management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. This standard is effective for the fiscal year ending December 31, 2028 and interim periods beginning the first quarter of 2028, with early adoption permitted. The entity can elect to apply the new guidance through a prospective, modified transition, or retrospective approach. The Company is currently evaluating the effects of this standard on its consolidated financial statements.
NOTE 2. ACQUISITIONS AND DIVESTITURES
Ralliant continually evaluates potential mergers and acquisitions that align with its business portfolio strategy or expand its portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases of businesses and resulted in the recognition of goodwill in its combined financial statements. This goodwill arises when the purchase price for an acquired business exceeds its identifiable assets, net of liabilities. The purchase price for acquired businesses reflect a number of factors, including the future earnings and cash flow potential of the business, the strategic fit, and resulting synergies from the complementary portfolio of the acquired business to Ralliant’s existing operations, industry expertise, and market access.
Acquisitions
On January 3, 2024, Ralliant acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA bolsters Ralliant’s innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. Fortive, on behalf of, Ralliant, funded this transaction with financing activities and available cash. Ralliant recorded approximately $1.18 billion of goodwill within its Test and Measurement segment related to the EA acquisition, which is not tax deductible.
For the three and nine months ended September 27, 2024, Ralliant incurred $1.9 million and $29.3 million, respectively, of pretax transaction-related costs related to the EA acquisition, which were primarily banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Consolidated and Combined Condensed Statements of Earnings.
Divestitures
In June 2024, Fortive completed the Invetech Divestiture. As a result of the Invetech Divestiture, in the nine months ended September 27, 2024, Ralliant recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated and Combined Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.

NOTE 3. GOODWILL
The following is a rollforward of the Company’s carrying value of goodwill by segment:

	Test and Measurement	Sensors and Safety Systems	Total
Balance, December 31, 2024	$2,174.0	$766.0	$2,940.0
Foreign currency translation	168.2	4.5	172.7
Balance, September 26, 2025	$2,342.2	$770.5	$3,112.7
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
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 26, 2025
Deferred compensation liabilities	$—	$8.9	$—	$8.9
December 31, 2024
Deferred compensation liabilities	$—	$13.0	$—	$13.0
Certain management employees participate in the Company’s nonqualified deferred compensation program that permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plan are unfunded, unsecured obligations. These amounts are recorded as a component of the Company’s compensation and other post-retirement benefits accruals within Other long-term liabilities in the accompanying Consolidated and Combined Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within Ralliant’s defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Ralliant common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative expenses in the Consolidated and Combined Condensed Statements of Earnings.
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

Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are as follows:

	September 26, 2025
	Carrying Amount	Fair Value
Long-term debt	$1,148.6	$1,148.6
As of September 26, 2025, the Company’s long-term debt was categorized as Level 2. The Company’s fair value of long-term borrowings approximates their carrying amount due to the variable market-based interest rate. The fair value of cash and equivalents, trade accounts receivable, net, and trade accounts payable, approximates their carrying amount due to the short-term maturities of these instruments.
Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment, at least annually for goodwill and indefinite-lived intangible assets, whenever events or circumstances indicate that their carrying value may not be fully recoverable. The Company evaluated events or circumstances that may indicate the carrying value of its non-financial assets may not be fully recoverable as of September 26, 2025 and September 27, 2024, and recorded no impairments.

NOTE 5. FINANCING
The components of the Company’s long-term debt were as follows:

	Effective Interest Rate	September 26, 2025	December 31, 2024
USD Term Loan due December 2026	5.41%	$530.8	$—
USD Term Loan due June 2028	5.53%	619.2	—
Long-term debt, principal amounts		1,150.0	—
Less: aggregate unamortized debt discounts, premiums, and issuance costs		1.4	—
Long-term debt, carrying value		$1,148.6	$—
On May 15, 2025 (the “Closing Date”), the Company entered into a credit agreement (“Credit Agreement”), with a syndicate of banks, consisting of an eighteen month, $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), a three-year, $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”, and together with the Eighteen-Month Term Loan, the “Term Loans”) and a three-year $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement also contains an expansion option permitting Ralliant to request increases of the Credit Facilities (in any combination thereof) of up to an aggregate additional amount of $500.0 million from lenders that elect to make such increase available, upon the satisfaction of certain conditions. The Company incurred $1.4 million of debt issuance costs associated with the Revolving Credit Facility that have been recorded as a prepaid asset within Other assets in the accompanying Consolidated and Combined Condensed Balance Sheets, as this facility was undrawn as of September 26, 2025.

Borrowings under the Credit Facilities bear interest as follows: (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the Adjusted Term SOFR Reference Rate (as defined in the Credit Agreement) of between 87.5 and 162.5 basis points, depending on (x) prior to receipt by Ralliant of a long-term debt credit rating, Ralliant’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of the immediately preceding fiscal quarter and (y) thereafter, will be determined quarterly based on changes to Ralliant’s long-term debt credit rating and the most recent quarter’s Consolidated Net Leverage Ratio, as applicable, in accordance with the Credit Agreement; and (2) Base Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Overnight Rate (as defined in the Credit Agreement) plus 1/2 of 1%, (ii) PNC Bank, National Association’s “prime rate” as publicly announced from time to time and (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 1%, or (iv) 1.00%, plus (b) a per annum margin of between 0 and 62.5 basis points, depending on (x) prior to receipt by Ralliant of a long-term debt credit rating, Ralliant’s Consolidated Net Leverage Ratio as of the last day of the immediately preceding fiscal quarter and (y) thereafter, will be determined quarterly based on changes to Ralliant’s long-term debt credit rating and the most recent quarter’s Consolidated Net Leverage Ratio, as applicable, in accordance with the Credit Agreement. In no event will Term SOFR Loans bear interest at a rate lower than 0% nor will Base Rate Loans bear interest at a rate lower than 1%.
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
The Credit Agreement requires Ralliant to maintain a Consolidated Net Leverage Ratio, as defined by the Credit Agreement, of 3.50 to 1.00 or less; provided that, not more than two times after the Closing Date of the Credit Agreement, the maximum Consolidated Net Leverage Ratio may be increased to 4.00 to 1.00 in connection with any permitted acquisition by Ralliant occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of indebtedness in connection with such acquisition) equal to or in excess of $100.0 million, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive quarters thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Consolidated Net Leverage Ratio is calculated at the end of each fiscal quarter commencing with the fiscal quarter ending September 26, 2025.
The Term Loans contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations and as of September 26, 2025, Ralliant was in compliance with all of the covenants.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component are summarized below:

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended September 26, 2025:
Balance, June 27, 2025	$(221.4)	$(16.2)		$(237.6)
Other comprehensive income before reclassifications:
Decrease	(12.0)	—		(12.0)
Income tax impact	(0.2)	—		(0.2)
Other comprehensive loss before reclassifications, net of income tax expense	(12.2)	—		(12.2)
Amounts reclassified from AOCI into income:
Increase	—	0.2	(b)	0.2
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	—	0.1		0.1
Net current period other comprehensive (loss) income	(12.2)	0.1		(12.1)
Balance, September 26, 2025	$(233.6)	$(16.1)		$(249.7)

For the Three Months Ended September 27, 2024:
Balance, June 28, 2024	$(398.8)	$(14.6)		$(413.4)
Other comprehensive income before reclassifications:
Increase	78.7	—		78.7
Income tax impact	—	—		—
Other comprehensive income before reclassifications, net of income tax expense	78.7	—		78.7
Amounts reclassified from AOCI into income:
Increase	—	0.2	(b)	0.2
Income tax impact	—	—		—
Amounts reclassified from AOCI into income, net of income tax expense	—	0.2		0.2
Net current period other comprehensive income	78.7	0.2		78.9
Balance, September 27, 2024	$(320.1)	$(14.4)		$(334.5)

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

	Foreign currency translation adjustments		Pension & post-retirement plan benefit adjustments (a)		Total
For the Nine Months Ended September 26, 2025:
Balance, December 31, 2024	$(474.5)		$(16.8)		$(491.3)
Other comprehensive income before reclassifications:
Increase	266.1		—		266.1
Income tax impact	(25.2)		—		(25.2)
Other comprehensive income before reclassifications, net of income tax expense	240.9		—		240.9
Amounts reclassified from AOCI into income:
Increase	—		0.9	(b)	0.9
Income tax impact	—		(0.2)		(0.2)
Amounts reclassified from AOCI into income, net of income tax expense	—		0.7		0.7
Net current period other comprehensive income	240.9		0.7		241.6
Balance, September 26, 2025	$(233.6)		$(16.1)		$(249.7)

For the Nine Months Ended September 27, 2024:
Balance, December 31, 2023	$(338.4)		$(14.8)		$(353.2)
Other comprehensive loss before reclassifications:
Increase	12.6		—		12.6
Income tax impact	(1.3)		—		(1.3)
Other comprehensive income before reclassifications, net of income tax expense	11.3		—		11.3
Amounts reclassified from AOCI into income:
Increase	7.0	(c)	0.5	(b)	7.5
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	7.0		0.4		7.4
Net current period other comprehensive income	18.3		0.4		18.7
Balance, September 27, 2024	$(320.1)		$(14.4)		$(334.5)

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
Contract Liabilities — The Company’s contract liabilities consist of deferred revenue generally related to customer deposits received in advance of performance under the contract, extended warranty sales, and product maintenance agreements, where the Company generally receives up-front payment and recognizes revenue over the service or support term. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue is recorded within Other long-term liabilities in the accompanying Consolidated and Combined Condensed Balance Sheets.
The Company’s contract liabilities consisted of the following:

	September 26, 2025	December 31, 2024
Deferred revenue - current	$165.1	$143.1
Deferred revenue - noncurrent	39.8	35.8
Total contract liabilities	$204.9	$178.9
In the three and nine months ended September 26, 2025, the Company recognized $21.8 million and $77.6 million, respectively, of revenue related to its contract liabilities at December 31, 2024. The change in the Company’s contract liabilities from December 31, 2024 to September 26, 2025 was primarily due to revenue recognized as products were delivered to customers.
Remaining Performance Obligations — Ralliant’s remaining performance obligations represent the transaction price of firm, non-cancelable orders, for which work has not yet been performed. The Company has excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations by segment were:

September 26, 2025
Test and Measurement	$59.5
Sensors and Safety Systems	5.9
Total remaining performance obligations	$65.4
The majority of remaining performance obligations are related to service and support contracts, which the Company expects to fulfill approximately 60% within the next two years, approximately 80% within the next three years, and substantially all within four years.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic locations and end markets for each of its segments as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. As of the three and nine months ended September 26, 2025 and September 27, 2024, no other country had material sales.

Disaggregation of revenue for the three months ended September 26, 2025 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$283.6	$76.8	$206.8
China	71.2	40.6	30.6
Western Europe	70.2	33.8	36.4
All other	104.1	51.9	52.2
Total	$529.1	$203.1	$326.0

End markets:
Diversified electronics	$91.0	$91.0	$—
Communications	60.7	60.7	—
Semiconductors	51.4	51.4	—
Industrial manufacturing	111.1	—	111.1
Defense and space	93.6	—	93.6
Utilities	76.9	—	76.9
Other	44.4	—	44.4
Total	$529.1	$203.1	$326.0
Disaggregation of revenue for the three months ended September 27, 2024 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$274.5	$90.9	$183.6
China	75.5	50.6	24.9
Western Europe	74.8	39.9	34.9
All other	106.9	55.2	51.7
Total	$531.7	$236.6	$295.1

End markets:
Diversified electronics	$106.4	$106.4	$—
Communications	84.9	84.9	—
Semiconductors	45.3	45.3	—
Industrial manufacturing	102.2	—	102.2
Defense and space	79.3	—	79.3
Utilities	69.1	—	69.1
Other	44.5	—	44.5
Total	$531.7	$236.6	$295.1

Disaggregation of revenue for the nine months ended September 26, 2025 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$788.3	$210.1	$578.2
China	228.6	137.0	91.6
Western Europe	197.4	91.6	105.8
All other	300.0	145.4	154.6
Total	$1,514.3	$584.1	$930.2

End markets:
Diversified electronics	$284.0	$284.0	$—
Communications	171.6	171.6	—
Semiconductors	128.5	128.5	—
Industrial manufacturing	316.6	—	316.6
Defense and space	255.2	—	255.2
Utilities	226.0	—	226.0
Other	132.4	—	132.4
Total	$1,514.3	$584.1	$930.2
Disaggregation of revenue for the nine months ended September 27, 2024 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$814.7	$246.7	$568.0
China	243.9	164.3	79.6
Western Europe	246.3	138.5	107.8
All other	301.7	157.7	144.0
Total	$1,606.6	$707.2	$899.4

End markets:
Diversified electronics	$360.2	$360.2	$—
Communications	210.5	210.5	—
Semiconductors	136.5	136.5	—
Industrial manufacturing	306.3	—	306.3
Defense and space	244.9	—	244.9
Utilities	197.6	—	197.6
Other	150.6	—	150.6
Total	$1,606.6	$707.2	$899.4

NOTE 8. INCOME TAXES
Ralliant’s effective tax rates were (13.4)% and 9.6% for the three and nine months ended September 26, 2025, respectively, compared with 18.0% and 17.8% for the three and nine months ended September 27, 2024, respectively. The decrease in the effective tax rate for the three months ended September 26, 2025 compared with the three months ended September 27, 2024 was primarily attributable to the enactment of the German corporate tax rate change and its impact on deferred taxes, as well as the effects of various tax credits and deductions provided by law, including those associated with state income taxes, and changes in the Company’s uncertain tax position reserves. The decrease in the effective tax rate for the nine months ended September 26, 2025 compared with nine months ended September 27, 2024 was primarily attributable to the impact of the German corporate tax rate change on deferred taxes.
Ralliant’s effective tax rate for the three and nine months ended September 26, 2025 differs from the U.S. federal statutory rate of 21% due primarily to the impact of tax rate changes and credits and deductions provided by law.
NOTE 9. STOCK-BASED COMPENSATION
Prior to the Separation, Ralliant had no stock-based compensation plans; however, certain of its employee were eligible to participate in Fortive’s 2016 Stock Incentive Plan (the “Fortive Stock Plan”) which provided grants of stock appreciation rights, restricted stock units (“RSUs”) and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based awards. All grants of stock options and Stock Awards prior to separation were made under the Fortive Stock Plan. For a full description of Fortive’s stock-based compensation programs in which certain Ralliant employees participate, reference is made to Note 13 of the Combined Financial Statements in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
In connection with the Separation, the Company established the Ralliant Corporation 2025 Stock Incentive Plan (the “Ralliant Stock Plan”). The outstanding equity awards of Fortive held by Ralliant employees were replaced with awards of Ralliant common stock under the Ralliant Stock Plan using a conversion factor using Fortive’s pre-spin close price and Ralliant’s the three-day volume-weighted average price as of July 2, 2025. The three-day volume-weighted average price was used to maintain the economic value before and after the Separation date using the ratio of the Ralliant common stock fair market value relative to the Fortive common stock fair market value prior to the Separation. Ralliant issued 3.8 million shares from the conversion of the Fortive equity awards. The terms of the equity awards, such as the award period, exercisability, and vesting schedule, as applicable, generally remained unchanged. For the three months ended September 26, 2025, the incremental stock-based compensation expense recorded as a result of this equity award conversion was $22.4 million pretax, and $4.1 million income tax benefit.
Post Separation and under the Ralliant Stock Plan, the Company granted the following RSUs and Stock Options during the three months ended September 26, 2025:

Three Months Ended
Time-based RSUs:
Number of awards	312,276
Weighted-average fair value	$43.6

Stock Options:
Number of awards	221,805
Weighted-average fair value	$19.1
As of September 26, 2025, 7.7 million shares of common stock were reserved for issuance under the Ralliant Stock Plan.

The fair value of RSUs was calculated using the closing price of Ralliant common stock on the date of grant. RSUs are adjusted for the impact of RSUs not having dividend rights prior to vesting. The fair value of the stock options granted was calculated using a Black-Scholes Merton (“Black-Scholes”) option pricing model. Ralliant recognizes compensation expense for these awards over the requisite service period (which is generally the vesting period but may be shorter than the vesting period, for example, if the employee becomes retirement eligible before the end of the vesting period), and estimates pre-vesting forfeitures at the time of grant by analyzing historical data, and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the grant date fair value of awards that actually vest.
The fair value of each option granted during the three months ended September 26, 2025 was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

	Three Months Ended
Risk-free interest rate	4.0%	—	4.1%
Expected term	5.9 years	—	6.8 years
Expected volatility	39.9%	—	40.3%
Expected dividend yield	0.4%
(1) The risk-free interest rate is based on the yield in effect at grant for zero-coupon U.S. Treasury notes with maturities equivalent to the expected term of the stock options.
(2) The expected term represents the period of time options granted are expected to be outstanding. Expected term is the midpoint of the average time to vest.
(3) Expected volatility is the measure of the amount by which the stock price has fluctuated or is expected to fluctuate. As the Company does not have sufficient historical data, peer volatility was used instead, which was calculated using an average of the expected term-matching lookback volatilities of peer companies as of the grant date.

(4) The expected dividend yield is calculated using a $0.05 estimated quarterly dividend and the average stock price of Ralliant over its trading history as of the grant date, annualized and continuously compounded.

Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated and Combined Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.

The following summarizes the components of the Company’s stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Stock Awards:
Pretax compensation expense	$13.3	$4.2	$24.7	$12.4
Income tax benefit	(2.4)	(0.7)	(4.4)	(2.1)
Stock Award expense, net of income taxes	10.9	3.5	20.3	10.3
Stock options:
Pretax compensation expense	18.0	1.8	21.2	5.3
Income tax benefit	(3.1)	(0.3)	(3.6)	(0.9)
Stock option expense, net of income taxes	14.9	1.5	17.6	4.4
Total stock-based compensation:
Pretax compensation expense	31.3	6.0	45.9	17.7
Income tax benefit	(5.5)	(1.0)	(8.0)	(3.0)
Total stock-based compensation expense, net of income taxes	$25.8	$5.0	$37.9	$14.7
The following summarizes the unrecognized stock-based compensation expense for the Stock Awards and stock options as of September 26, 2025. This stock-based compensation expense is expected to be recognized over a weighted-average period of approximately two years, representing the remaining service period related to the awards. Future stock-based compensation amounts will be adjusted for any changes in estimated forfeitures.

September 26, 2025
Stock Awards	$10.9
Stock options	42.4
Total unrecognized compensation cost	$53.3
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Ralliant is, from time to time, subject to a variety of litigation and other proceedings incidental to Ralliant’s business, including lawsuits involving claims for damages arising out of the use of the Company’s products and services, claims relating to intellectual property matters, employment matters, commercial disputes, and personal injury as well as regulatory investigations or enforcement. Ralliant may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon Ralliant’s experience, current information and applicable law, Ralliant does not believe that these proceedings and claims will have a material adverse effect on Ralliant’s financial position, results of operations, or cash flows. There have been no material changes to the disclosures in Note 12 of the Notes to the Combined Financial Statements included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.

Warranty Costs
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three and nine months ended September 26, 2025 and September 27, 2024, warranty related activity was immaterial.
Leases
Operating lease costs for each period are presented as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Operating lease costs	$5.1	$3.9	$15.3	$12.2
Supplemental balance sheet and cash flow information related to operating leases for each period is presented as follows:

	September 26, 2025	December 31, 2024
Right-of-use (“ROU”) assets (a)	$70.1	$72.4
Operating lease liabilities (b)	$71.8	$71.7
(a) ROU assets are recorded in the Consolidated and Combined Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated and Combined Condensed Balance Sheets within Accrued expenses and other current liabilities, and Other long-term liabilities.

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash paid for operating leases	$13.0	$10.8
ROU assets obtained in exchange for operating lease obligations	$4.1	$27.1
The Company has entered into a 10-year lease agreement for its corporate headquarters that has not yet commenced as of September 26, 2025. The estimated average annual lease payments under this agreement are $1.3 million.

NOTE 11. CAPITAL STOCK AND NET EARNINGS PER SHARE
Capital Stock
Under Ralliant’s amended and restated certificate of incorporation, as of June 27, 2025, Ralliant’s authorized capital stock consists of 1,300.0 million common shares with par value $0.01 per share and 10.0 million preferred shares with par value $0.01 per share. On June 27, 2025, the 100 shares of Ralliant common stock held by Fortive were recapitalized into 112.7 million shares of Ralliant common stock held by Fortive. On June 28, 2025, Fortive distributed all of Ralliant’s issued and outstanding common stock to Fortive’s stockholders on a pro rata basis as discussed in Note 1. No preferred shares were issued or outstanding on September 26, 2025. Each share of Ralliant common stock entitled the holder to one vote on all matters to be voted upon by common stockholders. Ralliant’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Ralliant through certain types of takeover practices. For additional information, see “Description of Capital Stock” in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
Net Earnings per Common Share
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three and nine months ended September 26, 2025 were 1.5 million and 1.2 million, respectively. For the three and nine months ended September 27, 2024, there were no anti-dilutive options.
Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator
Net earnings	$39.9	$90.9	$151.4	$271.9

Denominator
Weighted average common shares outstanding used in basic earnings per share	112.8	112.7	112.8	112.7
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	0.6	—	0.5	—
Weighted average common shares outstanding used in diluted earnings per share	113.4	112.7	113.3	112.7

Net earnings per common share - Basic	$0.35	$0.81	$1.34	$2.41
Net earnings per common share - Diluted	$0.35	$0.81	$1.34	$2.41
In the third quarter of 2025, the quarterly dividend paid on common stock was $0.05 per share.

Share Repurchase Authorization
On June 28, 2025, the Company's Board of Directors approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time. The share repurchase authorization is consistent with the Company's capital allocation strategy to prioritize returning capital to shareholders. As of September 26, 2025, there have been no repurchases under the Share Repurchase Authorization.
NOTE 12. SEGMENT INFORMATION
Ralliant reports its results in two reportable segments that are also its two operating segments, consisting of Test and Measurement and Sensors and Safety Systems. Ralliant’s operating segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations and identification of segment managers. Other factors including products and services, end markets served, and business cycle were also considered in determining the formation of operating segments. The Company's CODM is the chief executive officer.
The CODM uses operating profit at the segment level as the measure of profitability to assess performance and allocate resources, including merger and acquisition targets. The CODM also compares the actual results to expectations in assessing the performance of the segments. Operating profit represents total revenue less cost of sales and operating expenses. Operating expenses generally include selling, general, and administrative expenses, and research and development expenses. Depreciation expense is recorded within both Cost of sales and Selling, general, and administrative expenses. Amortization expense is recorded within Selling, general, and administrative expenses. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated in the combined totals. Unallocated costs and other costs are not considered part of the Company’s evaluation of reportable segment operating performance.
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

Segment results for the three months ended September 26, 2025 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other (a)
Sales	$529.1	$203.1	$326.0	$—
Cost of sales	(260.5)	(89.5)	(171.0)	—
Operating expenses	(216.6)	(115.3)	(64.9)	(36.4)
Operating profit (loss)	52.0	(1.7)	90.1	(36.4)
Non-operating income (expense), net
Interest (expense) income, net	(16.3)	(0.4)	0.8	(16.7)
Other non-operating expenses, net	(0.5)	—	—	(0.5)
Earnings (loss) before income taxes	$35.2	$(2.1)	$90.9	$(53.6)

Depreciation and amortization expenses	$(30.0)	$(26.2)	$(3.4)	$(0.4)
Capital expenditures	$(12.0)	$(1.0)	$(4.5)	$(6.5)
(a) Amounts primarily related to the stock-based compensation modification and standalone public company costs.
Segment results for the three months ended September 27, 2024 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other
Sales	$531.7	$236.6	$295.1	$—
Cost of sales	(251.9)	(93.5)	(158.4)	—
Operating expenses	(168.6)	(113.8)	(54.7)	(0.1)
Operating profit (loss)	111.2	29.3	82.0	(0.1)
Non-operating expense, net
Other non-operating (expenses) income, net	(0.3)	(0.2)	(0.2)	0.1
Earnings before income taxes	$110.9	$29.1	$81.8	$—

Depreciation and amortization expenses	$(28.1)	$(24.5)	$(3.6)	$—
Capital expenditures	$(6.1)	$(3.3)	$(2.8)	$—

Segment results for the nine months ended September 26, 2025 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other (a)
Sales	$1,514.3	$584.1	$930.2	$—
Cost of sales	(753.9)	(265.7)	(488.2)	—
Operating expenses	(575.6)	(346.3)	(185.3)	(44.0)
Operating profit (loss)	184.8	(27.9)	256.7	(44.0)
Non-operating expense, net
Interest (expense) income, net	(16.3)	(0.4)	0.8	(16.7)
Other non-operating expenses, net	(1.1)	(0.2)	(0.4)	(0.5)
Earnings (loss) before income taxes	$167.4	$(28.5)	$257.1	$(61.2)

Depreciation and amortization expenses	$(85.5)	$(74.8)	$(10.3)	$(0.4)
Capital expenditures	$(29.2)	$(11.0)	$(11.7)	$(6.5)
(a) Amounts primarily related to the stock-based compensation modification and standalone public company costs.
Segment results for the nine months ended September 27, 2024 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other
Sales	$1,606.6	$707.2	$899.4	$—
Cost of sales	(776.2)	(288.1)	(488.1)	—
Operating expenses	(536.0)	(370.6)	(165.4)	—
Gain from sale of property (a)	63.1	63.1	—	—
Operating profit	357.5	111.6	245.9	—
Non-operating expense, net
Loss from divestiture	(25.6)	—	(25.6)	—
Other non-operating (expenses) income, net	(1.0)	(0.5)	(0.6)	0.1
Earnings before income taxes	$330.9	$111.1	$219.7	$0.1

Depreciation and amortization expenses	$(86.3)	$(75.1)	$(11.2)	$—
Capital expenditures	$(19.8)	$(12.0)	$(7.8)	$—
(a) Refer to Note 1 for further detail on Gain on sale of property.

Segment Assets:

	September 26, 2025	December 31, 2024
Test and measurement	$3,633.7	$3,447.7
Sensors and safety systems	1,402.8	1,256.7
Total segment assets	5,036.5	4,704.4
Other (a)	228.6	15.0
Total assets	$5,265.1	$4,719.4
(a) Other represents corporate assets which consist primarily of net deferred income tax assets.
NOTE 13. RELATED-PARTY TRANSACTIONS
In connection with the Separation, on June 27, 2025, Fortive and Ralliant entered into a Separation and Distribution Agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between Fortive and Ralliant going forward, including an employee matters agreement, a tax matters agreement, a transition services agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a Fort Solutions license agreement. The Agreements provide for the allocation of assets, employees, liabilities, and obligations (including investments, property, employee benefits, and tax-related assets and liabilities) between Fortive and Ralliant attributable to periods prior to, at, and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation. Such Agreements are described further in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
Revenue and Other Transactions Entered into in the Ordinary Course of Business
Certain of Ralliant’s revenue transactions related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Ralliant’s sales to and purchases from Fortive were not material during the three and nine months ended September 26, 2025 and September 27, 2024.
Tax Matters Agreement
In connection with the Separation, the Company entered into the Tax Matters Agreement with Fortive, that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including responsibility for tax liabilities, entitlement to tax refunds and other tax benefits, allocation of tax attributes, preparation and filing of tax returns, control of audits and other tax proceedings and other matters relating to taxes. Pursuant to the terms of the Tax Matters Agreement, Ralliant will reimburse Fortive or pay taxing authorities directly for an amount contractually agreed with Fortive of approximately $51.0 million for certain tax transaction costs recognized upon Separation. Of the approximately $51.0 million tax transaction costs, $16.0 million was paid in the three months ended September 26, 2025 and $35.0 million was accrued as payable to Fortive as of September 26, 2025, of which $25.9 million was subsequently paid on September 29, 2025. The $51.0 million tax transactions costs, were recognized in the three months ended September 26, 2025 and were recorded as an offset to Additional paid-in capital as the items represent a settlement with the Former Parent in accordance with the Tax Matters Agreement.
Separation and Distribution Agreement - Cash Adjustment
Pursuant to the terms of the Separation and Distribution Agreement, the Company was subject to cash adjustment provisions, with payment of such adjustments to be made within five business days of the determination of the applicable final cash balance. Pursuant to the adjustment provisions, Ralliant’s aggregate cash balance at the time of the Separation, excluding any cash in certain restricted jurisdictions, was determined to have been greater than the reference cash balance of $150 million, and therefore, Ralliant was obligated to pay Fortive the excess. Subsequent to the Separation, Fortive notified Ralliant the aggregate cash balance exceeded such reference cash balance by approximately $41 million and Ralliant paid Fortive in accordance with the terms of the Separation and Distribution Agreement in the three months ended September 26, 2025. The offset to the cash reimbursement was a reduction to Additional paid-in capital resulting from the cash settlement with the Former Parent.

Transition Services Agreement
In connection with the Separation, the Company entered into the Transition Services Agreement with Fortive, pursuant to which Fortive and the Company will provide to each other certain specified services on a temporary basis, including various information technology, financial, and administrative services. The cost of these services are negotiated between the Company and Fortive as set forth in the Transition Services Agreement and were immaterial during the three and nine months ended September 26, 2025.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Ralliant Corporation (“Ralliant”, the “Company”, “its”, or “their”) is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. The Company empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Test and Measurement and Sensors and Safety Systems – include well-known brands with prominent positions across a range of attractive end markets. On May 27, 2025, the Board of Directors of Fortive Corporation (“Fortive” or the “Former Parent”) approved the separation of Fortive’s Precision Technologies (“PT”) operating segment through the pro rata distribution of all of the issued and outstanding common stock of Ralliant to Fortive's stockholders (the “Separation”), which was completed on June 28, 2025.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative from the perspective of management. The following discussion should be read in conjunction with the MD&A and combined financial statements included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025. This MD&A is divided into six sections:
•Information Relating to Forward-Looking Statements
•Basis of Presentation
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
BASIS OF PRESENTATION
The accompanying consolidated and combined condensed financial statements present the historical financial position, results of operations, changes in equity and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the preparation of carved-out combined condensed financial statements.
The Company has historically operated as part of Fortive’s Precision Technologies segment and not as a stand-alone company. The financial statements as of June 27, 2025 or earlier have been derived from Fortive’s historical accounting records and are presented on a carve-out basis. All revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are included as a component of the financial statements. Those historical financial statements also included allocations of certain general, administrative, and sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company. The allocations were determined on a reasonable basis for the applicable periods; however, the amounts were not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive.

Prior to the Separation, the Company was dependent upon Fortive for all of its working capital and financing requirements as Fortive uses a centralized approach to cash management and financing of its operations. Because the Company was part of Fortive for the three and nine months ended September 27, 2024, only cash, cash equivalents, and borrowings clearly associated with Ralliant and related to the Separation, including the financing transactions described in the “Liquidity and Capital Resources” section, have been included in these Consolidated and Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Former Parent investment account of the Company.
The Company’s business consists of two segments: Test and Measurement and Sensors and Safety Systems. For additional details regarding these operations, refer to Note 12 titled “Segment Information” in the Notes to the Consolidated and Combined Condensed Financial Statements.
Segment Realignment and Divestiture
In January 2024, Fortive realigned Invetech from the Advanced Healthcare Solutions segment to the PT segment. In June 2024, Fortive divested and transferred ownership of Invetech, excluding the Dover Motion Business, to Invetech’s management team (the “Invetech Divestiture”). As a result of the Invetech Divestiture, in the three months ended September 27, 2024, Ralliant recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated and Combined Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding: future financial performance and results, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, the Company’s liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; the effects of the Separation on the Company; growth, declines and other trends in markets the Company sells into, including the expected impact of trade and tariff policies; changes in government contracting requirements, and reductions in federal spending; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that the Company intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast,” “outlook,” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by management of the Company in light of its experience and perceptions of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Cautionary Statement Concerning Forward-Looking Statements,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
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
Ralliant is a multinational business with global operations, of which 47.9% and 49.3% of its sales were derived from customers outside the United States, as of the nine months ended September 26, 2025 and September 27, 2024, respectively.
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
Ralliant operates in a highly competitive business environment and its long-term growth and profitability will depend, in particular, on its ability to execute across geographies and end markets, develop innovative and differentiated new product offerings, continue to reduce costs, improve operating efficiency, and attract, retain, and develop an empowered workforce. The Company makes, and expects to continue to make, investments in research and development, customer-facing resources, its workforce and its manufacturing capabilities and capacity to meet the needs of its customers.
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
Acquisitions
On January 3, 2024, Ralliant acquired EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications. The acquisition of EA bolsters Ralliant’s innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. Fortive, on behalf of Ralliant, funded this transaction with financing activities and available cash. Ralliant recorded approximately $1.18 billion of goodwill within its Test and Measurement segment related to the EA acquisition, which was not tax deductible. The Company anticipates future tax benefits as a result of the transaction.
Divestitures
In June 2024, Fortive completed the Invetech Divestiture. As a result of the Invetech Divestiture, in the nine months ended September 27, 2024, Ralliant recorded a net realized loss of $25.6 million, which is identified as “Loss from divestiture” in the Consolidated and Combined Condensed Statements of Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
Business Performance
Business Performance During the Three and Nine Months Ended September 26, 2025
During the three and nine months ended September 26, 2025 (the “quarter” or the “third quarter”, and “year-to-date period,” respectively), sales decreased by 0.5% and 5.7%, respectively.
The year-over-year decrease in sales in the third quarter was driven by a 1.4% decrease in organic revenue, partially offset by an increase of 0.9% from favorable foreign currency exchange rates. The decrease in organic revenue in the third quarter included volume declines of 5.2%, partially offset by favorable pricing of 3.8%.

The year-over-year decrease in sales in the year-to-date period was driven by 5.4% decrease from organic revenue declines and a 0.7% decrease from the Invetech Divestiture, partially offset by 0.4% increase from favorable foreign currency exchange rates. The decrease in organic revenue in the year-to-date period included volume declines of 8.5%, partially offset by favorable pricing of 3.1%.
Geographically, in the third quarter, revenue was flat year-over-year, driven by 3% growth in North America, offset by 6% decline in Western Europe, 6% decline in China, and 3% decline in the rest of the world. Geographically, in the year-to-date period, revenue decreased 6% year-over-year, driven by 20% decline in Western Europe, 3% decline in North America, 6% decline in China, and flat revenue in the rest of the world.

RESULTS OF OPERATIONS
Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$529.1	$531.7	$1,514.3	$1,606.6
Operating profit	$52.0	$111.2	$184.8	$357.5
Depreciation	$7.5	$6.8	$20.8	$23.0
Amortization	$22.5	$21.3	$64.7	$63.3
Operating profit as a % of sales	9.8%	20.9%	12.2%	22.3%
Depreciation as a % of sales	1.4%	1.3%	1.4%	1.4%
Amortization as a % of sales	4.3%	4.0%	4.3%	3.9%
Components of Sales Growth

	Three Months Ended September 26, 2025 vs. Comparable 2024 Period	Nine Months Ended September 26, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	(0.5)%	(5.7)%
Impact of:
Acquisitions and divestitures	—%	0.7%
Currency exchange rates	(0.9)%	(0.4)%
Organic revenue growth (Non-GAAP)	(1.4)%	(5.4)%
See the Test and Measurement and Sensors and Safety Systems sections below for further discussion of year-over-year sales analysis.
Operating Profit Margins
Operating profit margin was 9.8% for the third quarter, representing a decrease of 1,110 basis points, compared with 20.9% for the comparable period of 2024. The year-over-year changes in operating profit margin primarily comprised the following:
•The third quarter decrease in results primarily driven by -425 basis points from the stock-based compensation modification in the third quarter resulting from the revaluation of the share price as a result of the Separation; -270 basis points from volume reduction; -250 basis points from public company standalone costs; -200 basis points from higher salaries and wages; partially offset by +180 basis points from price increases. The net impact of tariffs was fully offset via countermeasures in the period.

Operating profit margin was 12.2% for the year-to-date period, representing a decrease of 1,010 basis points, compared with 22.3% for the comparable period of 2024. The year-over-year changes in operating profit margin primarily comprised the following:
•The year-over-year decrease in results from existing businesses — unfavorable 580 basis points, primarily driven by:
◦-350 basis points driven by volume reduction; -235 basis points from higher salaries and wages; -130 basis points from standalone public company costs; -35 basis points from the net impact of tariffs; partially offset by 125 basis points from price increases.
◦As a separate public company, Ralliant incurred incremental costs with the establishment of a separate corporate function, primarily related to employee compensation and IT system costs, as well as incremental standalone public company costs such as corporate governance costs, including audit and other professional services fees, consulting, and legal fees, and stock exchange listing fees.
•The year-over-year effect of the gain on sale of land and certain office buildings in 2024 — unfavorable 400 basis points.
•The stock-based compensation modification in the third quarter resulting from the revaluation of the share price as a result of the Separation — unfavorable 150 basis points.
•The year-over-year net effect of acquisition and divestiture related transaction costs incurred in 2024 primarily related to the EA acquisition — favorable 160 basis points.
Business Segments and Geographic Area Results
Sales by business segment and geographic area were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Segments
Test and Measurement	$203.1	$236.6	$584.1	$707.2
Sensors and Safety Systems	326.0	295.1	930.2	899.4
Total	$529.1	$531.7	$1,514.3	$1,606.6

Geographic area
United States	$283.6	$274.5	$788.3	$814.7
China	71.2	75.5	228.6	243.9
Western Europe	70.2	74.8	197.4	246.3
All other	104.1	106.9	300.0	301.7
Total	$529.1	$531.7	$1,514.3	$1,606.6
TEST AND MEASUREMENT
The Company’s Test and Measurement segment provides precision test and measurement instruments, systems, software, and services. Through its portfolio of industry leading solutions, including oscilloscopes, probes, source measuring units, semiconductor test systems, high-power bi-directional power supplies, and measurement analysis software packages, the Test and Measurement segment empowers scientists, engineers, and technicians to create and realize technological advances with ever greater efficiency, speed, and accuracy.

Test and Measurement Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$203.1	$236.6	$584.1	$707.2
Operating (loss) profit	$(1.7)	$29.3	$(27.9)	$111.6
Depreciation	$4.2	$3.8	$11.8	$13.6
Amortization	$22.0	$20.7	$63.0	$61.5
Operating (loss) profit as a % of sales	(0.8)%	12.4%	(4.8)%	15.8%
Depreciation as a % of sales	2.1%	1.6%	2.0%	1.9%
Amortization as a % of sales	10.8%	8.7%	10.8%	8.7%
Components of Sales Growth

	Three Months Ended September 26, 2025 vs. Comparable 2024 Period	Nine Months Ended September 26, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	(14.1)%	(17.4)%
Impact of:
Currency exchange rates	(1.2)%	(0.5)%
Organic revenue growth (Non-GAAP)	(15.3)%	(17.9)%
The decreases in sales for both the third quarter and year-to-date period were primarily driven by decreases in organic revenue of 15.3% and 17.9%, respectively, partially offset by the favorable impact from foreign currency exchange rates.
The decrease in organic revenue in the third quarter and year-to-date period was primarily attributable to declines in sales volumes of 18.1% and 20.0%, respectively, primarily in product lines for oscilloscopes and related accessories and high-power solutions which were driven by demand weakness across diversified electronics and communications end markets.
Geographically, in the third quarter, revenue decreased 14% year-over-year, driven by 16% decline in North America, 20% decline in China, 15% decline in Western Europe, and 5% decline in the rest of the world. Geographically, in the year-to-date period, revenue decreased 17% year-over-year, driven by 34% decline in Western Europe, 15% decline in North America, 17% decline in China, and 7% decline in the rest of the world.
Operating loss margin was 0.8% for the third quarter, a decrease of 1,320 basis points compared with operating profit margin of 12.4% for the comparable period in 2024, primarily impacted by:
•The year-over-year decrease in results from existing businesses — unfavorable 1,025 basis points, primarily driven by:
◦-800 basis points driven by net volume declines due to demand weakness in diversified electronics and communications end markets, partially offset by price increases; and -170 basis points primarily from higher salaries and wages.
•The year-over-year effect of costs relating to the discrete restructuring plans — unfavorable 150 basis points.
Operating loss margin was 4.8% for the year-to-date period, a decrease of 2,060 basis points compared with operating profit margin of 15.8% for the comparable period in 2024, primarily impacted by:

•The year-over-year decrease in results from existing businesses — unfavorable 1,050 basis points, primarily driven by:
◦-950 basis points driven by volume declines due to demand weakness in all end markets, partially offset by price increases; and -300 basis points primarily from higher salaries and wages.
•The year-over-year effect of the gain on sale of land and certain office buildings in 2024 — unfavorable 900 basis points.
•The year-over-year effect of acquisition-related transaction costs incurred in 2024 related to the EA acquisition — favorable 360 basis points.
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
Sensors and Safety Systems Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$326.0	$295.1	$930.2	$899.4
Operating profit	$90.1	$82.0	$256.7	$245.9
Depreciation	$2.9	$3.0	$8.6	$9.4
Amortization	$0.5	$0.6	$1.7	$1.8
Operating profit as a % of sales	27.6%	27.8%	27.6%	27.3%
Depreciation as a % of sales	0.9%	1.0%	0.9%	1.0%
Amortization as a % of sales	0.2%	0.2%	0.2%	0.2%
Components of Sales Growth

	Three Months Ended September 26, 2025 vs. Comparable 2024 Period	Nine Months Ended September 26, 2025 vs. Comparable 2024 Period
Total revenue growth (GAAP)	10.5%	3.4%
Impact of:
Acquisitions and divestitures	—%	1.2%
Currency exchange rates	(0.7)%	(0.2)%
Organic revenue growth (Non-GAAP)	9.8%	4.4%
The increase in sales for the third quarter was driven by price and volume increases of 9.8% and favorable impact from foreign currency exchange rates.
The sales result for the year-to-date period was driven by price and volume increases of 4.4%, partially offset by the 1.2% unfavorable impact from the Invetech Divestiture.

Year-over-year price increases in the Sensors and Safety Systems segment contributed 4.6% and 3.9% to sales growth during the third quarter and year-to-date period, respectively, compared with 2024, and is reflected as a component of the change in organic revenue. The net volume increase in the third quarter resulted from increases in the energetic materials product line from aero, defense, and space customers, increases in liquid and air sensors in manufacturing and other end markets, and increases in utility solutions. The net volume increase in the year-to-date period resulted primarily from increases in utility solutions, partially offset by declines in automation and control applications within the industrial manufacturing end market.
Geographically, in the third quarter, revenue increased 11% year-over-year, driven by 12% growth in North America, 23% growth in China, and 4% growth in Western Europe, and flat revenue in the rest of the world. Geographically, in the year-to-date period, revenue increased 3% year-over-year, driven by 15% growth in China, 2% growth in North America, 8% growth in the rest of the world, partially offset by 2% decline in Western Europe.
Operating profit margin was 27.6% for the third quarter, which remained consistent compared with 27.8% for the comparable period in 2024 and operating profit margin was 27.6% for the year-to-date period, which remained consistent compared with 27.3% for the comparable period in 2024.
COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$529.1	$531.7	$1,514.3	$1,606.6
Cost of sales	(260.5)	(251.9)	(753.9)	(776.2)
Gross profit	$268.6	$279.8	$760.4	$830.4
Gross profit margin	50.8%	52.6%	50.2%	51.7%
The year-over-year decrease in gross profit during the third quarter was primarily due to net volume declines, partially offset by increases in price.
The year-over-year decrease in gross profit during the year-to-date period was primarily due to net volume declines, higher employee compensation costs, and tariffs, partially offset by year-over-year increases in price.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$529.1	$531.7	$1,514.3	$1,606.6
Selling, general, and administrative (“SG&A”) expenses	$177.8	$128.7	$453.5	$414.6
Research and development (“R&D”) expenses	$38.8	$39.9	$122.1	$121.4
SG&A as a % of sales	33.6%	24.2%	29.9%	25.8%
R&D as a % of sales	7.3%	7.5%	8.1%	7.6%
The year-over-year increase in SG&A expenses during the third quarter was primarily due to the stock-based compensation modification resulting from the conversion of Fortive equity awards upon the Separation, standalone public company costs, and higher employee compensation.

The year-over-year increase in SG&A expenses during the year-to-date period was primarily due to the stock-based compensation modification resulting from the conversion of Fortive equity awards upon the Separation, higher employee compensation, Ralliant corporate costs incurred to establish a separate corporate function, in addition to Fortive allocated corporate costs that were both incurred in the second quarter, and standalone public company costs, partially offset by lower year-over-year transaction expenses related to the EA acquisition in 2024 and benefits from productivity measures through RBS initiatives.
R&D, consisting principally of internal and contract engineering personnel costs, remained consistent during the third quarter and year-to-date period compared with the comparable periods of 2024.
NON-OPERATING INCOME (EXPENSE), NET
During the three and nine months ended September 26, 2025, the Company recognized interest expense of $16.3 million. During the nine months ended September 27, 2024, the Company recognized a net loss of $25.6 million related to the Invetech Divestiture. For further discussion of this transaction, refer to Note 1 of the consolidated and combined condensed financial statements.
INCOME TAXES
Ralliant’s effective tax rates were (13.4)% and 9.6% for the three and nine months ended September 26, 2025, respectively, compared with 18.0% and 17.8% for the three and nine months ended September 27, 2024, respectively. The decrease in the effective tax rate for the three months ended September 26, 2025 compared with the three months ended September 27, 2024 was primarily related to the impact of the repricing of deferred tax balances due to an enacted reduction in the German corporate tax rate and the impact of credits and deductions provided by law, including those associated with state income taxes, and changes in uncertain tax position reserves. The decrease in the effective tax rate for the nine months ended September 26, 2025 compared with the nine months ended September 27, 2024 was attributable to the impact of the repricing of deferred tax balances due to German corporate tax rate change on deferred taxes.
Globally, the Company monitors legislative action and the Organization for Economic Co-operation and Development (“OECD”) initiatives related to global taxation. The impact of the OECD framework for a “Pillar Two” global minimum corporate income tax rate of 15% has been included within the provision for income taxes. On June 28, 2025, the OECD released a statement recognizing an agreement between the OECD and the G20 to recognize the U.S. minimum tax rules to exempt U.S. multinationals from certain portions of the Pillar Two framework. However, as of the balance sheet date, no related legislation has been enacted. The Company continues to monitor further guidance and legislative developments related to the Pillar Two framework.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, including, but not limited to, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business investments. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As a result of the retroactive treatment for research and experimental expenditures enacted under OBBBA, Ralliant was notified of Fortive’s intent to accelerate the amortization of previously capitalized research and experimental expenditures. Accordingly, Ralliant reduced its deferred tax assets by approximately $65 million during the quarter.
COMPREHENSIVE INCOME
Comprehensive income decreased by $142.0 million during the third quarter compared with the comparable period in 2024 due to unfavorable changes in foreign currency translation of $90.9 million, partially offset by a decrease in net income of $51.0 million.
Comprehensive income increased by $102.4 million during the year-to-date period compared with the comparable period in 2024 due to favorable changes in foreign currency translation of $222.6 million, partially offset by a decrease in net income of $120.5 million.

LIQUIDITY AND CAPITAL RESOURCES
Before the Separation, the Company was dependent upon Fortive for all of the Company’s working capital and financing requirements as Fortive uses a centralized approach to cash management and financing of its operations. Because the Company was part of Fortive during the six months ended June 27, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant prior to June 27, 2025 and related to the Separation, including the financing transactions described below, have been included in the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other financial transactions relating to the business operations of the Company through the date of the Separation were accounted for through the Net Former Parent investment account of the Company.
As a result of the Separation, the Company no longer participates in Fortive’s cash management and financing operations. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity, will, after giving effect to any dividend payments and debt servicing obligations, be sufficient to allow the Company to continue funding and investing in its existing businesses, consummate strategic acquisitions, fulfill its contractual obligations, and manage its capital structure on a short- and long-term basis. In connection with the Separation, the Former Parent transferred to the Company certain cash balances and amounts due to banks.
On June 27, 2025, Ralliant borrowed $1.15 billion, drawn pro rata under the eighteen month, $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), and the three-year, $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”). The proceeds were used to pay Fortive on June 27, 2025, as consideration for the contribution of assets to Ralliant by Fortive in connection with the Separation. Refer to Note 5 of the notes to the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information related to the Company’s long-term indebtedness.
Borrowings under the Credit Agreement are prepayable at the Company’s option at any time in whole or in part without premium or penalty. Term Loans may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed from time to time prior to the maturity date of the Revolving Credit Facility.
The Credit Agreement requires Ralliant to maintain a Consolidated Net Leverage Ratio, as defined by the Credit Agreement, of 3.50 to 1.00 or less; provided that, not more than two times after the Closing Date of the Credit Agreement, the maximum Consolidated Net Leverage Ratio may be increased to 4.00 to 1.00 in connection with any permitted acquisition by Ralliant occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of indebtedness in connection with such acquisition) equal to or in excess of $100.0 million, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive quarters thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Consolidated Net Leverage Ratio is calculated at the end of each fiscal quarter commencing with the fiscal quarter ending September 26, 2025.
The Company cannot assure you that its net cash provided by operating activities, cash and equivalents, or cash available under its Credit Facilities will be sufficient to meet its future needs. If the Company is unable to generate sufficient cash flows from operations in the future and if availability under its Credit Facilities is not sufficient, the Company may have to obtain additional financing. If the Company obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict its operations. The Company cannot assure you that it could obtain refinancing or additional financing on favorable terms or at all.
On June 28, 2025, the Company's Board of Directors approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time. The share repurchase authorization is consistent with the Company's capital allocation strategy to prioritize returning capital to shareholders. No share repurchases have occurred as of September 26, 2025.
On October 30, 2025, the Board declared a quarterly common stock dividend of $0.05 per share, payable on December 23, 2025 to stockholders of record as of the close of business on December 8, 2025.

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Nine Months Ended
($ in millions)	September 26, 2025	September 27, 2024
Net cash provided by operating activities	$296.0	$293.4

Purchases of property, plant and equipment	$(29.2)	$(19.8)
Proceeds from sale of property	1.5	20.2
Cash paid for acquisitions, net of cash received	—	(1,718.2)
Cash infusion into divestiture	—	(14.0)
Net cash used in investing activities	$(27.7)	$(1,731.8)

Proceeds from borrowings	$1,146.8	$—
Consideration paid to Former Parent in connection with Separation	(1,150.0)	—
Net transfers (to) from Former Parent	(10.2)	1,434.5
Dividends paid	(5.6)	—
All other financing activities	2.2	—
Net cash (used in) provided by financing activities	$(16.8)	$1,434.5
Operating Activities
Net cash provided by operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Net cash provided by operating activities was $296.0 million during the year-to-date period, representing an increase of $2.6 million, or 1.9%, compared with the comparable period of 2024. The year-over-year change in net cash provided by operating activities was primarily attributable to the following factors:
•A year-over-year decrease of $55.6 million in net earnings, net of non-cash items (Amortization, Depreciation, Stock-based compensation, Gain on sale of property, net of Loss from divestiture).
•The aggregate changes in Accounts receivable, Inventories, net, and Trade accounts payable used $39.1 million of cash during the year-to-date period compared with generating $26.0 million in the comparable period of 2024. The amount of cash provided by the aggregate of Accounts receivable, Inventories, net, and Trade accounts payable depends upon how effectively the Company managed the cash conversion cycle, which generally represents the number of days that elapse from the day the Company pays for the purchase of raw materials and components to the collection of cash from its customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in Prepaid expenses and other current assets and Accrued expenses and other liabilities generated $52.3 million of cash in the year-to-date period compared with using $71.0 million of cash in the comparable period of 2024. The year-over-year changes were dependent upon how effectively the Company managed the cash conversion cycle and driven by timing differences related to contract assets, contract liabilities, payments of employee compensation, income taxes, and interest.

Investing Activities
Cash used in investing activities decreased by $1,704.1 million during the third quarter compared with the comparable period of 2024, primarily due to less cash used for acquisitions, net of cash acquired.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for product offerings, and improving information technology systems. Capital expenditures totaled $29.2 million for the nine months ended September 26, 2025 and $19.8 million for the nine months ended September 27, 2024.
Financing Activities
Net cash provided by financing activities reflects Proceeds from borrowings, net of issuance costs, of $1,146.8 million, offset by the Consideration paid to Former Parent in connection with the Separation of $1,150.0 million. Other financing activity includes net cash transferred to Former Parent in the third quarter of $57.5 million, primarily related to the cash adjustment paid to Fortive in accordance with the Separation and Distribution agreement and the payments made in the period related to the Tax Matters Agreement.
Cash and Cash Requirements
The Company held $264.2 million of Cash and equivalents as of September 26, 2025. The Company had no cash and equivalents as of December 31, 2024.
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
Pursuant to the terms of the Tax Matters Agreement, Ralliant will reimburse Fortive or pay taxing authorities directly for an amount contractually agreed with Fortive of approximately $51.0 million. Of the approximately $51.0 million of tax transaction costs, $16.0 million was paid in the third quarter and $35.0 million was accrued as a payable due to Fortive as of September 26, 2025, of which $25.9 million was subsequently paid on September 29, 2025. The total $51.0 million tax transactions costs, were recognized in the third quarter and were recorded as a offset to additional paid-in capital as the items represent a settlement with the Former Parent in accordance with the Tax Matters Agreement.
Borrowings under the Credit Facilities bear interest as described in Note 5 of the notes to the consolidated and combined condensed financial statements. At facility close, Ralliant made an interest election of six-month Secured Overnight Financing Rate (“SOFR”). The first related interest payment of $16.4 million was due on September 29, 2025. The second payment is due on December 29, 2025, at which time a new election will be made.
As of September 26, 2025, the Company believes it had sufficient liquidity to satisfy its cash needs for at least the next 12 months and foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine months ended September 26, 2025 to the items disclosed as critical accounting estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ralliant is exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk and commodity prices, each of which could impact the Company’s financial statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. In addition, its broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on the Company’s operating profit as a whole. There have been no material changes in the market risks disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to Note 10 of the notes to the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The information called for by this item is incorporated herein by reference to the section entitled “Risk Factors” in the Company’s Information Statement filed as an exhibit to the Company’s Form 10-12B/A on May 28, 2025. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business or results of operations. The Company may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC.
ITEM 5. OTHER INFORMATION
Trading Plans
During the quarter ended September 26, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	2.1	6/30/2025
3.1	Certificate of Amendment to the Certificate of Incorporation of Ralliant Corporation	8-K	3.1	6/30/2025
3.2	Amended and Restated Certificate of Incorporation of Ralliant Corporation	8-K	3.2	6/30/2025
3.3	Amended and Restated Bylaws of Ralliant Corporation	8-K	3.3	6/30/2025
10.1†	Form of Ralliant Corporation Non-Employee Director Restricted Stock Unit Agreement	10-Q	10.13	8/11/2025
10.2*†	Form of Director and Officer Indemnification Agreement
10.3*†	Form of Restricted Stock Unit Agreement
10.4*†	Form of Stock Option Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 26, 2025, formatted in Inline XBRL and contained in Exhibit 101
*    Filed herewith.
**    Furnished herewith.
†    Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLIANT CORPORATION

Date: November 6, 2025	By:	/s/ Neill P. Reynolds
Neill P. Reynolds
Chief Financial Officer

Date: November 6, 2025	By:	/s/ Teo Osben
Teo Osben
Chief Accounting Officer