Form 10-K
period 2025-12-31
Ralliant Corp
filed 2026-02-26
CIK 2041385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________

FORM 10-K
________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-42633
________________________________________________
Ralliant Corporation
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	99-5127620
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4114 Center at North Hills Street Suite 400 Raleigh, NC	27609
(Address of principal executive offices)	(Zip code)

(984) 375-7255
(Registrant’s telephone number, including area code)
________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	RAL	New York Stock Exchange
________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 23, 2026 there were 111,758,072 shares of the Registrant’s common stock outstanding. Prior to the separation of the Registrant from Fortive Corporation (“Fortive”) on June 28, 2025, the Registrant was a wholly-owned subsidiary of Fortive. Consequently, there was no aggregate market value of common stock held by non-affiliates of the Registrant as of June 27, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates of the Registrant as of February 23, 2026 was $3.05 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange. This disclosure excludes shares of the Registrant’s common stock held by executive officers, directors, and stockholders whose individual ownership exceeded 10% of the common stock outstanding on February 23, 2026, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain statements included in this Annual Report on Form 10-K (“Annual Report”) are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding: Ralliant Corporation’s (“Ralliant,” the “Company,” or “it”) future financial performance and results, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, the Company’s liquidity position or other financial measures; management’s plans and strategies for future operations and growth, including statements relating to anticipated operating performance, cost reductions and savings initiatives, innovation (including with respect to artificial intelligence (“AI”)), restructuring activities, new product and service developments, customer demand, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, capital allocation priorities, stock repurchases, and dividends; the effects of the separation from Fortive on the Company; growth, declines and other trends in markets the Company sells into, including the expected impact of trade and tariff policies and impacts from changes in electric vehicle (“EV”) demand; changes in government contracting requirements and in federal spending; government shutdowns; new or modified laws, regulations and accounting pronouncements; impact of climate-related events or transition activities; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events and other hostilities; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that the Company intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “might,” “opportunity,” “possible,” “potential,” “seek,” “forecast,” “outlook,” and “position” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by management of the Company in light of their experience and perceptions of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments, and business decisions contemplated by the Company’s forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the document or other communication in which they are made (or such earlier date as may be specified in such statement). Ralliant assumes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, and developments or otherwise.
The following is a summary of some of the material risks and uncertainties the Company faces, which are discussed more fully in “Item 1A. Risk Factors” in this Annual Report:
•Conditions in the global economy, the markets the Company serves, and the financial markets may adversely affect the Company’s business and financial results.
•Trade relations between the United States and other countries, including the imposition of new or increased tariffs, have had, and are expected to continue to have, an adverse effect on the Company’s business and financial results.
•The Company’s growth could suffer if the markets into which the Company sells its products and services decline, do not grow as anticipated, or experience cyclicality.
•The Company’s financial performance varies quarterly due to seasonal purchasing patterns, which can significantly impact quarterly results.
•The Company faces intense competition, and if it is unable to compete effectively, the Company may experience decreased demand and decreased market share. Even if the Company competes effectively, the Company may be required to reduce prices for the Company’s products and services.
•The Company’s growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•Changes in industry standards and governmental regulations may reduce demand for the Company’s products or services or increase the Company’s expenses.
•The Company’s reputation, ability to do business, and financial results may be impaired by improper conduct by any of the Company’s employees, agents, or business partners.
•Any inability to consummate acquisitions at appropriate prices, and to make appropriate investments that support the Company’s long-term strategy, could negatively impact the Company’s growth rate and stock price.
•The Company’s acquisition of businesses, investments, joint ventures, and other strategic relationships could negatively impact the Company’s financial results.
•The indemnification provisions of acquisition agreements by which the Company has acquired companies may not fully protect it, and as a result, the Company may face unexpected liabilities.
•The Company’s businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect the Company’s financial results and business, including its reputation.
•International economic, political, legal, compliance, and business factors could negatively affect the Company’s financial results.
•The Company has been, and may in the future be, required to recognize impairment charges for the Company’s goodwill and other intangible assets.
•Changes in the Company’s effective tax rates or exposure to additional tax liabilities or assessments could affect the Company’s profitability.
•The Company is subject to a variety of litigation and other legal and regulatory proceedings in the course of the Company’s business that could adversely affect the Company’s financial results.
•If the Company does not or cannot adequately protect its intellectual property, or if third parties infringe its intellectual property rights, the Company may suffer competitive injury.
•Third parties may claim that the Company is infringing or misappropriating their intellectual property rights and the Company could suffer significant litigation expenses, losses, or licensing expenses or be prevented from selling products or services.
•Disruptions in, or breaches in security of, the Company’s information technology systems have adversely affected, and in the future could adversely affect, the Company’s business.
•Challenges with properly managing the Company’s use of artificial intelligence could result in reputational harm, competitive harm, legal liability, and operational disruption, and adversely affect the Company’s results of operations.
•If the Company cannot adjust its manufacturing capacity, supply chain management, or the purchases required for its manufacturing activities to reflect changes in market conditions, customer demand, and supply chain disruptions, the Company’s profitability may suffer.
•The Company has a limited history of operating as a separate, publicly-traded company. Its historical financial information prior to the Separation is not necessarily representative of its future results as a separate, publicly-traded company.
•The Company may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect its businesses.
•If the Separation or certain internal restructuring transactions fail to qualify as transactions that are generally tax-free for applicable tax purposes, the Company could incur significant tax liabilities.

•The Company may be affected by significant restrictions, including on its ability to engage in certain desirable capital-raising, strategic, or other corporate transactions, for a two-year period following the Separation in order to avoid triggering significant tax-related liabilities.
•The Company’s indebtedness could adversely affect the Company’s businesses and its ability to meet its obligations, pay dividends, and repurchase shares of its common stock.
•If the Company is unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of the Company’s financial reports and the market price of its common stock may be negatively affected.
•The market price of shares of the Company’s common stock has been, and may in the future be, volatile, which could cause the value of your investment to decline.
•If securities or industry analysts do not publish research or publish misleading or unfavorable research about the Company’s business, its stock price and trading volume could decline.

PART I
ITEM 1. BUSINESS
General
Ralliant Corporation (“Ralliant,” the “Company,” or “it”) is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. Ralliant empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Test and Measurement and Sensors and Safety Systems – include well-known brands with prominent positions across a range of attractive end markets. The Company is headquartered in Raleigh, North Carolina, and has a global team of approximately 7,000 employees with solutions that are used in more than 90 countries by over 90,000 customers.
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
In connection with the Separation, on June 27, 2025, the net assets of the Ralliant businesses were contributed to Ralliant, a wholly-owned subsidiary of the Former Parent, and, as partial consideration for such contribution, Ralliant made a cash payment to Fortive in the amount of $1.15 billion. In addition, on June 27, 2025, the 100 shares of Ralliant common stock held by Fortive were recapitalized into 112,730,036 shares of Ralliant common stock. All per share amounts in the Consolidated and Combined Statements of (Loss) Earnings have been retroactively adjusted to give effect to this recapitalization.
On June 28, 2025, the first day of the Company’s third fiscal quarter, Ralliant completed the Separation. The Separation was completed on such date in the form of a pro rata distribution to Fortive shareholders of record as of the close of business on June 16, 2025 (the “Record Date”) of all of the issued and outstanding shares of Ralliant common stock held by Fortive. Each Fortive shareholder as of the Record Date received one share of Ralliant common stock for every three shares of Fortive common stock held on the Record Date. Ralliant’s common stock began “regular way” trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “RAL” on June 30, 2025.
Ralliant is a Delaware corporation and was incorporated in 2024 in connection with the Separation.
Ralliant Business System
The Ralliant Business System (“RBS”) is the engine that drives the Company’s growth culture, combining an integrated toolkit of best practices, a continuous improvement mindset, and a disciplined operating cadence to deliver sustainable results. RBS creates a competitive advantage for Ralliant. Across the Company, RBS is a shared language that connects teams around the world and meaningfully empowers them to bring precision technologies to market faster.
RBS consists of a comprehensive set of processes and tools, across three pillars: Lean Operational Excellence, Innovation & Commercial Excellence, and Leadership. All pillars work individually and together to deliver upon the shared goal of driving sustained profitable growth while creating value for Ralliant’s people, customers, and shareholders.
RBS was originally developed by Danaher Corporation and further evolved and applied by the Former Parent, to continuously improve business performance in the areas of quality, delivery, cost, growth, and innovation. Ralliant continues to evolve RBS including the infusion of AI-powered approaches to accelerate its business performance, ways of working, and impact. Ralliant’s operating companies leverage RBS to identify and eliminate inefficiencies and to promote sustainable improvements in product development, sales and marketing, supply chain management, and manufacturing efficiency.

RBS is the foundation of the Company’s culture of innovation, relentless execution, problem solving, and continuous improvement promoting discipline, speed, focus, and efficiency in delivering solutions to customers.
Business and Industry Overview
Ralliant has decades of domain expertise in delivering high precision innovative solutions, extensive proprietary assets that include a portfolio of approximately 2,200 active patents, and the trust of its diverse customers. The Company’s customers include engineers at industry leading companies, research institutions, and governments, across semiconductor, datacenter, consumer electronics, automotive, energy storage, defense and space, utilities, industrial manufacturing, and other industries. The team of over 1,300 engineers across the globe enables the Company’s unique ‘engineer to engineer’ approach, which allows the Company to build enduring trust, credibility, and partnerships with customers across both Fortune 1000 companies and next generation start-up enterprises.
The Company primarily operates in the following end markets: semiconductor, diversified electronics, communications, utilities, defense and space, industrial manufacturing, and other.
These end markets are large, diverse and are experiencing tailwinds in electrification and digitization. The Company’s focus on continuous innovation and its extensive product portfolio will position the Company as an enabler of technologies necessary to drive electrification and digitization. With key application expertise and solutions for engineers to enable advancements, the Company is positioned to benefit from these secular tailwinds. The following key trends and drivers of the Company’s primary end markets underlie favorable secular growth trends the Company expects to benefit from are:
Semiconductor:
•Next generation semiconductor technologies with higher power density, efficiency, and high-performance computing capability are required to support electrification and digitization across a wide range of end markets, which provides demand for Ralliant’s power test and measurement solutions as well as high-performance communications interface test and measurement solutions.
Diversified Electronics:
•Power electronics within factories, connected homes, smart buildings, digital health, AI data centers, and mobility is creating a need for high performance electronics, which has resulted in stable demand for Ralliant’s electronic test and measurement solutions in order to ensure the performance, reliability and safety of these electronic components and systems.
Communications:
•Exponential growth in data from next generation computing and networking technologies (AI/Machine Learning, Quantum Computing, Edge Computing, Silicon Photonics) creates the need for the Company’s communications test and measurement solutions to ensure compliance with new communications protocols.
Utilities:
•The growing need for power and efficient energy management in diverse industries (AI data centers and electrification of everything), increasing adoption of renewables (wind, solar, and hydrogen), bi-directional flow of power in the grid and distributed energy resource management are driving grid complexity and capacity expansion. This has created demand for the Company’s grid monitoring solutions, which monitor critical assets that are deployed in the grid, including transformers, switch gears, solar and wind farms, and nuclear reactors.
Defense and Space:
•Continued super-cycle of investments in defense technologies, as well as the rise of electric propulsion systems for satellites and spacecrafts, have increased demand for the Company’s precise safety ignition systems and energetic materials.

Industrial Manufacturing and Other:
•The rise of industrial automation and the increasing digitization of manufacturing workflows are accelerating global investment in precision sensing technologies.
•Safety and regulatory needs are becoming increasingly complex, and the cost of failure is rising rapidly for critical environments monitoring such as food and beverage as well as healthcare.
Competitive Strengths
The Company’s differentiation is rooted in enduring trust and long-standing relationships with innovation leaders. Engineers depend on the Company’s deep expertise in precision as well as its reliability to advance next-generation technologies and safeguard mission-critical applications. Some of the Company’s competitive strengths include:
•Long-standing global reputation as a trusted innovation partner to engineers. The Company is a team of passionate engineers serving engineers. Its ability to understand and address unique challenges faced by engineers positions the Company as a trusted ally and preferred innovation partner. The Company operates as a global company with diverse channels, regional manufacturing footprints, and product development teams designed to best meet local needs, with the scale advantage and credibility of a global solutions provider. A wide range of customers trust the Company’s precision technology expertise.
•World-class precision technology expertise and intellectual property. The Company believes its ability to harness decades of domain expertise and customer application know-how uniquely positions it to deliver precision, accuracy, and reliability for cutting edge technologies and mission critical applications. This leadership is shown through the Company’s prominent positions in power electronics testing, high-performance data communications interface testing, energy storage systems testing, transmission transformer health monitoring, electronic ignition safety systems, and sensing solutions for monitoring critical environments.
•The Ralliant Business System. The Company’s team has been united by RBS, which has been consistently and rigorously applied across the Company’s businesses, leveraging Lean Operational Excellence, Innovation & Commercial Excellence, and Leadership principles. Through the application of RBS, the Company expects to drive continuous improvement, measured by metrics such as quality, delivery, cost, growth, and innovation.
•Industry leading partner ecosystem. The Company’s people are its key strategic advantage. Through decades of cultivation, the Company has built an extensive eco-system of loyal partners that enable its scale and reach and accelerate expansion to new markets. These partners are deeply engaged and committed to the Company’s high performance culture and are empowered to deliver customer value.
Purpose and Guiding Principles
Ralliant’s shared purpose and Guiding Principles define the Company’s culture and guide how teams show up, work together, and create value for customers and shareholders. Ralliant’s purpose is rooted in the success of its customers and their use of the Company’s precision technologies to create confidence that innovators, scientists, and engineers need to achieve breakthrough advancements across critical industries. The Guiding Principles provide a framework for behaviors expected of employees.
Ralliant’s Five Guiding Principles are:
•Win as One Team: We seek to understand diverse perspectives, build trust and collaborate across teams, and rally around shared goals to win together.
•Solve Problems: We tackle problems head-on with urgency and resilience, using data and customer insights to get to the root cause and solve what matters most.
•Learn by Doing: We actively experiment and pivot in real time, quickly learning from our experiences and growing through reflection, feedback, and shared learning.

•Unlock Growth: We listen intently, stay curious and challenge our assumptions to spark bold ideas that generate value and deliver lasting impact for our customers.
•Own Our Future: We dream big, prioritize through focus and foresight, and hold ourselves accountable to create the future we want.
Reportable Segments
The Company operates and reports its results in two segments, Test and Measurement and Sensors and Safety Systems, each of which is further described below.
Test and Measurement
The Test and Measurement segment provides precision test and measurement instruments, systems, software, and services. Through its portfolio of industry leading solutions, including oscilloscopes, probes, source measuring units, semiconductor test systems, high-power bi-directional power supplies, and measurement analysis software packages, the Test and Measurement segment empowers scientists, engineers, and technicians to create and realize technological advances with greater efficiency, speed, and accuracy. Customers for these products and services include, among others, semiconductor design companies, foundries, integrated device manufacturers, hyperscalers, manufacturers of networking components and systems, defense technology and space program providers, consumer electronics design and manufacturing companies, electric mobility companies, designers and manufacturers of renewable energy systems, manufacturers of industrial electronics, and universities and advanced research laboratories.
Products and services within the Company’s Test and Measurement segment are marketed under a variety of leading brands, including TEKTRONIX, KEITHLEY INSTRUMENTS, SONIX, and EA ELECTRO-AUTOMATIK.
Sensors and Safety Systems
The Sensors and Safety Systems segment provides leading power grid monitoring solutions, safety systems for mission critical defense and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential. This includes advanced monitoring, protection, and diagnostic solutions for high-voltage electrical assets in power generation, transmission, and distribution. Sensors and Safety Systems’ energetic materials, ignition safety systems, and precision pyrotechnic devices are used in mission-critical applications such as satellite deployment, rocket propulsion initiation, aerial vehicle safety systems, and military defense systems. The Sensors and Safety Systems segment also provides premium sensing products encompassing liquid level, flow, and pressure sensors, motion sensors and components, and hygienic sensors. Customers for these products and services include, among others, designers and manufacturers of critical power grid assets, power utilities, federal defense agencies, space agencies, defense suppliers, commercial aerospace and aviation companies, food and beverage processors, industrial manufacturers, hyperscalers, data center infrastructure providers, building automation and HVAC providers, healthcare providers, and semiconductor capital equipment providers.
Products and services in the Company’s Sensors and Safety Systems segment are marketed under a variety of brands, including QUALITROL, GEMS SENSORS, SETRA SYSTEMS, HENGSTLER DYNAPAR, ANDERSON-NEGELE, DOVER MOTION, SPECIALTY PRODUCT TECHNOLOGIES, and PACIFIC SCIENTIFIC ENERGETIC MATERIALS COMPANY.
************************************

The following discussion includes information common to all of the Company’s segments.
Materials
Ralliant’s manufacturing operations employ a wide variety of raw materials, including electronic components, steel, plastics and other petroleum-based products, aluminum, and copper. Prices of oil and gas affect the Company’s costs for freight and utilities. The Company purchases raw materials from a large number of independent sources around the world. Tariffs affect the Company’s costs for impacted materials or components it imports into the United States and other countries. Based on the annual spend among the Company’s various suppliers, no single supplier is considered material. However, some components that require particular specifications or qualifications are dependent on a single supplier or a limited number of suppliers that can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to the Company’s supply chain, including in certain cases the use of safety stock, alternative materials that meet the quality and regulatory requirements, and qualification of multiple supply sources. While external events such as natural disasters, geopolitical events, and hostilities have raised material and shipping costs in certain markets, the Company’s supply chain has been responsive to these dynamics, as the Company has implemented solutions to effectively support its operations and to help countermeasure production material shortages and distribution limitations. For further discussion of risks related to the materials and components required for the Company’s operations, please refer to “Item 1A. Risk Factors” in this Annual Report.
Intellectual Property
Ralliant owns numerous patents, trademarks, copyrights, and trade secrets, and has licenses to use intellectual property owned by others. Although in aggregate the Company’s intellectual property is important to its operations, the Company does not consider any single patent, trademark, copyright, trade secret, or license to be of material importance to any segment or to the business as a whole. From time to time, the Company engages in litigation to protect its intellectual property rights. For a discussion of risks related to the Company’s intellectual property, please refer to “Item 1A. Risk Factors” in this Annual Report. All capitalized brands and product names throughout this Annual Report are trademarks owned by, or licensed to, Ralliant.
Competition
Ralliant’s businesses generally operate in highly competitive markets, and the Company believes that it is a leader across many of its products and industry verticals. Because of the range of the products and services the Company sells and the variety of industries it serves, the Company encounters a wide variety of competitors, including larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities, as well as well-established competitors who are more specialized than the Company in particular geographic markets or industry verticals. The Company also faces increased competition as a result of the entry of competitors, including those with lower cost manufacturing locations, and increasing consolidation and scaling of some of its competitors. The segments in which the Company operates are fragmented with numerous global and regional players, and the number of competitors varies by product and service line. In the Company’s Test and Measurement segment, its main competitors include Keysight Technologies, Rohde & Schwarz, Ametek, and Teledyne Technologies, among others. In the Company’s Sensors and Safety Systems segment, the main competitors include Esco Technologies, Ensign-Bickford Aerospace & Defense, Endress+Hauser, ifm Efector, and Brooks Instrument, among others.
Key competitive factors vary among Ralliant’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, performance, delivery speed, applications expertise, distribution channel access, service and support, technology and innovation, breadth of product, service and software offerings, and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors” in this Annual Report.

Seasonal Nature of Business
General economic conditions impact Ralliant’s business and financial results, and certain of its businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, sales of capital equipment are often stronger in the fourth calendar quarter and sales to OEMs are often stronger immediately preceding and following the launch of new products. Overall, the Company’s sales have historically been lowest in the first quarter and highest in the fourth quarter due to seasonal purchasing patterns. For a discussion of risks related to seasonality, please refer to “Item 1A. Risk Factors” in this Annual Report.
Human Capital Management
Ralliant’s approximately 7,000 team members are integral to the execution of its strategy and achievement of its business objectives. The Company seeks to foster a performance-oriented, people-first culture and to build high-performing teams by attracting and retaining talented individuals with diverse skills, backgrounds, and perspectives.
Ralliant provides employees with access to tools, training, and professional development opportunities intended to support their growth and advancement. The Company is an Equal Employment Opportunity Employer and maintains policies and practices designed to comply with applicable employment laws and regulations in its hiring, promotion, and other employment practices.
Career Development, Performance, and Reward Systems
Ralliant’s people and culture strategy is centered on creating opportunities for employees to improve continuously through experience, learning, and collaboration that drive growth and development. Ralliant’s Talent Management Philosophy provides a systematic framework for managing talent, based on six core principles: Performance, Behaviors, Differentiation, Accountability, Transparency, and Development. This approach sets expectations for leadership in stewarding talent and helps foster an environment in which employees can expect support and professional development.
Development is tied into Ralliant’s performance processes to drive results and career advancement for top talent across global teams through a simplified, high impact “Success Model” rooted in the Company’s five Guiding Principles and reflected in its reward systems.
The Company has consistent and fair compensation programs that reflect its pay-for-performance philosophy and rewards employees for their contributions to the Company’s success. In addition to base compensation and other usual benefits, many full-time employees participate in some form of incentive-based compensation program that provides payments based on successful business outcomes.
The Company provides its employees with benefits designed to support their overall physical, financial, emotional, and social well-being. These benefits vary by location but generally include health and welfare benefits and programs to support financial security. Employees can access emotional well-being resources through global employee assistance programs.
Additionally, Ralliant invests in its people through growth and development opportunities, ranging from leadership development and RBS immersion to hands-on skill building in the three RBS pillars: Lean Operational Excellence, Innovation & Commercial Excellence, and Leadership. Ralliant’s leadership development offerings include People Leader Experience, supporting new people leaders with the skills to lead others, and Accelerated Leadership Experience focused on growing the capacity and readiness of Ralliant’s future leaders.
Employee Experience and Feedback
As part of the Company’s dedication to employee engagement, leaders across the organization regularly gather feedback through quarterly touchpoints and pulse surveys. This approach enables the Company to identify areas for growth and address concerns promptly. The Company utilizes employee feedback mechanisms to inform its workplace practices and initiatives and to support an environment in which employees can contribute to the execution of the Company’s strategy and overall business performance.

Government Contracts
Although the substantial majority of the Company’s revenue in 2025 was from customers other than governmental entities, each of the Company’s segments has agreements relating to the sale of products and services to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments and government-owned entities. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors” in this Annual Report.
Regulatory Matters
The Company faces extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale, and distribution of its products, software, and services. The following sections describe certain significant laws and regulations that the Company is subject to. These are not the only laws and regulations that the Company’s businesses must comply with. For a description of the risks related to the laws and regulations that the Company’s businesses are subject to and that have impacted or may impact the Company, please refer to “Item 1A. Risk Factors” in this Annual Report.
Anti-Bribery and Anti-Corruption Laws
The Company is subject to various laws and regulations in the United States and other countries relating to anti-corruption and anti-bribery, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and similar laws in other jurisdictions. These laws generally prohibit companies, their officers and employees, and their intermediaries from making improper payments to governmental officials or private persons to exert influence or secure an improper advantage in order to obtain or retain business. The Company relies on third parties, including distributors, agents, and customs brokers, to conduct business in certain international markets with heightened corruption risk, which may include interactions with individuals who are considered governmental officials, increasing the Company’s exposure to anti-corruption compliance risks. Violations of these laws or even allegations of violations of these laws could pose reputational risks, subject the Company to investigations and related litigation, cause disruptions to the Company’s business, and result in monetary fines, legal costs, and damages and other sanctions.
Data Privacy and Security Laws
As a global organization, the Company is subject to data privacy, data protection, and information security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal, and/or sensitive data in the course of its business.
Data privacy, data protection, and security laws are rapidly evolving across the globe. Across the European Economic Area, the General Data Protection Regulation (“GDPR”) and similar laws in the United Kingdom and Switzerland impose strict requirements on how the Company processes personal data, including obligations to notify supervisory authorities and/or affected individuals of data breaches in certain circumstances, and to put in place additional safeguards to facilitate the transfer of personal data outside of Europe. Regulators may impose significant fines for non-compliance with these laws.
In the United States the California Consumer Privacy Act, as amended by the California Privacy Rights Act, includes certain features similar to the GDPR, and is part of a broader trend of comprehensive state privacy legislation in the United States. Other U.S. states have enacted, or are considering enacting, comparable legislation.

Several other countries in which the Company operates, such as China, India, and Brazil, have passed, and other countries are considering passing, laws that meaningfully expand the compliance requirements around confidential, personal, and/or sensitive data that the Company may have access to or process in the course of its business. China has passed a comprehensive data protection law, the Personal Information Protection Law, and may require a copy of personal data relating to citizens to be maintained on local servers when transferring personal data outside of China alongside additional data transfer safeguards. India’s Digital Personal Data Protection Act introduces a requirement for a legal basis for personal data processing (generally consent), enhanced individual rights, and heightened security obligations for personal data processing. Brazil’s Lei Geral de Proteção de Dados (“LGPD”) also imposes data privacy, data protection, and security compliance requirements for businesses that are located or do business in Brazil. Although the LGPD shares similarities with the GDPR, it also contains a number of unique features, including specific legal bases not found in the GDPR. In these countries and elsewhere, the laws applicable to data privacy, data protection, and information security may require changes to business practices, systems, or process, and may necessitate additional investment for compliance purposes.
Environmental Laws and Regulations
The Company’s operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges, and waste management, as well as workplace health and safety. These laws and regulations increasingly include requirements related to climate change, energy use, emissions reporting, and sustainability matters, which could increase compliance costs or require changes to the Company’s operations. The Company has received notification from the United States Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where the Company and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under United States federal and state environmental laws.
For a discussion of the environmental laws and regulations that the Company’s operations, products, and services are subject to and other environmental contingencies, please refer to Note 14 to the consolidated and combined financial statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors” in this Annual Report.
Export/Import Regulations
The Company sells products and services to customers all over the world and is required to comply with various U.S. export/import control and economic sanctions laws, such as:
•the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, impose license requirements on the export from the United States of defense articles and defense services listed on the United States Munitions List;
•the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export, in-country transfer, and re-export of certain dual-use goods, technology, and software (which are items that have both commercial and military or proliferation applications);
•the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments, and persons based on United States foreign policy and national security considerations;
•U.S. anti-boycott laws administered under the Export Administration Regulations, which prohibit participation in certain foreign boycotts and require reporting of boycott-related requests, and
•the import regulations administered by U.S. Customs and Border Protection.
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect the Company’s operations or transactions subject to their jurisdictions. These controls and regulations may impose licensing requirements on exports of certain technology and software from the United States and may impact the Company’s ability to transact business in certain countries or with certain customers.

The Company has developed compliance programs and training to prevent violations of these programs and regulations, and the Company regularly monitors changes in the laws and regulations. Changes in these or other import or export laws and regulations may restrict or further restrict the Company’s ability to sell certain products and solutions and may require it to develop additional compliance programs and training. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors” in this Annual Report.
Competition Laws
Ralliant’s global operations are subject to complex and changing antitrust and competition laws and regulations, including conflicting laws and regulations in the jurisdictions in which it operates. The Company has implemented policies and procedures designed to promote compliance with applicable global laws and regulations concerning competition, but there can be no assurance of complete and consistent compliance with all laws and regulations given the complex and evolving policies implemented by governments around the world. If the Company is found to have violated laws and regulations concerning competition, it could materially adversely affect the Company’s business, reputation, results of operations, and financial condition.
Whistleblower Laws
Ralliant is subject to various whistleblower protection laws, including Sarbanes-Oxley Act, Dodd-Frank Act, the False Claims Act, and the E.U. Whistleblower Directive, that prohibit retaliation against whistleblowers who report alleged misconduct internally or to government authorities. Non-compliance with whistleblower protection laws can result in fines, penalties, litigation, and reputational harm for the Company. The Company maintains internal mechanisms that allow employees to report concerns confidentially and without fear of retaliation, though employees may choose to report concerns externally, including to governmental authorities.
International Operations
Ralliant’s products and services are available in markets worldwide, and its principal markets outside the United States are in Europe and Asia. The Company also has operations around the world, and this geographic diversity allows it to draw on the skills of a worldwide workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies, and offers the Company an opportunity to access new markets for products. In addition, the Company believes that its future growth depends in part on its ability to continue developing products and sales models that successfully target high-growth markets outside of the United States.
The Company’s products and services are sold either directly to customers by the Company and its subsidiaries, or indirectly through third-parties such as representatives and distribution partners. The manner in which the Company’s products and services are sold differs by business and by region. The Company predominantly sells through direct channels. Outside of the United States, a larger percentage of the Company’s sales occur through indirect channels compared to inside the United States. This is a result of, among other factors, the Company’s distinct go-to-market strategies in the United States and outside of the United States, as well as the nature of the customers served in the United States. In countries with low sales volumes, the Company generally relies on indirect sales through representatives and distributors.
Available Information
The Company maintains an internet website at investors.ralliant.com where it makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other SEC filings and amendments thereto, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. The Company’s internet website and the information contained in, or linked from, that website are not incorporated by reference into this Annual Report. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Use of Website to Provide Information
From time to time, the Company has used, and expects in the future to use, its internet website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure. Financial and other material information regarding the Company is routinely posted on its website and accessible at investors.ralliant.com. In order to receive notifications regarding new postings to the Company’s website, investors are encouraged to enroll on its website to receive automatic email alerts.
ITEM 1A. RISK FACTORS
Carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report and other documents the Company files with, or furnishes to, the SEC from time to time. The risks and uncertainties described below are those that the Company has identified as material but are not the only risks and uncertainties facing the Company. Ralliant’s business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Accordingly, the below should not be considered to be a complete statement of all potential risks and uncertainties facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently believe are immaterial also may materially and adversely affect Ralliant’s business, including its results of operations, liquidity, and financial condition.
You should read these risk factors in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated and combined financial statements and accompanying notes in Part II, Item 8, of this Annual Report.
Risks Related to the Company’s Business Operations
Conditions in the global economy, the markets the Company serves, and the financial markets may adversely affect the Company’s business and financial results.
The Company is impacted by general economic conditions, and adverse economic conditions arising from any slower than anticipated global economic growth, reduced demand or consumer confidence, energy, manufacturing or component supply constraints arising from international conflicts, high inflation rates and the corresponding interest rate policies, volatility in currency and credit markets, actual or anticipated default on sovereign debt, changes in global trade policies (including new or increased tariffs), unemployment and underemployment rates, reduced levels of capital expenditures, changes in government fiscal and monetary policies, political initiatives targeted at reducing government funding, government deficit reduction and budget negotiation dynamics, government shutdowns, sequestration, other austerity measures, political and social instability, other geopolitical conflict, sanctions, natural disasters, public health crises, terrorist attacks, and other challenges affect the Company and its distributors, customers, and suppliers, including having the effect of:
•reducing demand for the Company’s products and services, limiting the financing available to the Company’s customers and suppliers, increasing order cancellations, and resulting in longer sales cycles and slower adoption of new technologies;
•increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;
•increasing price competition in the markets the Company serves;
•creating or exacerbating supply interruptions, which disrupt the Company’s ability to produce the Company’s products;

•increasing the risk of impairment of goodwill and other long-lived assets (such as the current period non-cash goodwill impairment charge of $1.44 billion recorded in the Test & Measurement segment, primarily driven by revised expectations for the EA Elektro-Automatik (“EA”) business, as discussed in Note 5 to the consolidated and combined financial statements included in this Annual Report), and the risk that the Company may not be able to fully recover the value of other assets such as real estate and tax assets;
•increasing the impact of currency translation; and
•increasing the risk that counterparties to the Company’s contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against the Company.
In addition, adverse general economic conditions may lead to instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity, and interest rate volatility. If the Company is unable to access capital and credit markets on terms that are acceptable to the Company or the Company’s lenders are unable to provide financing in accordance with their contractual obligations, the Company may not be able to make certain investments or acquisitions or fully execute its business plans and strategies. Furthermore, the Company’s suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers, or financial counterparties to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of the Company’s products and services, and cause delays in the delivery of key products from suppliers.
If growth in the global economy or in any of the markets the Company serves slows for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets, or if improvements in the global economy do not benefit the markets the Company serves, the Company’s business and financial results will be adversely affected.
Trade relations between the United States and other countries, including the imposition of new or increased tariffs, have had, and are expected to continue to have, an adverse effect on the Company’s business and financial results.
The Company participates in various end markets outside the United States. During the fiscal year ended December 31, 2025, sales outside the United States accounted for 48.7% of the Company’s total sales. In addition, the Company has several facilities outside the United States, many of which serve multiple Ralliant operating companies in manufacturing, distribution, product design, and selling, general and administrative functions.
There continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. Recent and ongoing changes to U.S. tariff policy have resulted in broad-based increases in tariff rates, and several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. The U.S. government has announced various modifications to its tariff policy, and further changes may be made in the future. Although the Company is continuing to evaluate the impact of these evolving developments, it cannot predict the ultimate scope, duration, or effect, including the imposition or application of new or increased tariffs between the United States and other countries. Changes to trade policies, retaliatory measures, and sustained uncertainty in global trade relationships have negatively impacted, and are expected to continue to negatively impact, the Company’s operations and financial results through supply chain disruptions, increased input costs, delayed shipments, and increased operational complexity and costs. Additionally, these developments have contributed in the past and may in the future contribute to adverse macroeconomic conditions and increased economic nationalism, which could further reduce demand for the Company’s products and negatively impact its business.

The Company’s growth could suffer if the markets into which the Company sells its products and services decline, do not grow as anticipated, or experience cyclicality.
The Company’s growth depends in part on the growth of the markets which it serves, and visibility into its markets is limited (particularly for markets into which the Company sells through distribution). The Company’s quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in the Company’s served markets could diminish demand for the Company’s products and services, which could adversely affect the Company’s financial results. Certain of the Company’s businesses operate in industries that may experience periodic, cyclical downturns. For example, the Company’s Test and Measurement segment serves the semiconductor end market, which is affected by cyclical trends in downstream markets, including cyclicality in automotive and consumer electronics due to consumer spending trends. The Test and Measurement segment also serves the communications end market, which experiences cyclicality driven by significant one-time investments to support transitions to new communication standards and technologies, and the EV industry, which is currently experiencing a slowdown due to slower-than-anticipated progress of EV adoption. The Company’s Sensors and Safety Systems segment serves the industrial manufacturing end market, which experiences expansions and contractions driven by the macroeconomic environment and overall economic growth trends, and the utilities end market, which is influenced by secular trends such as grid modernization. The Company also serves the defense and space end market, which is heavily influenced by the spending and policy actions of the U.S. federal government and allied governments that rely on U.S. suppliers to provide products and services important to their national defense. Changes in U.S. or other government defense spending, including as a result of changes in policy, budgetary positions or priorities in connection with elections or otherwise, can negatively impact the results and growth prospects of this end market. U.S. defense spending levels are difficult to predict and may be impacted by numerous factors such as the evolving nature of the national security threat environment, U.S. national security strategy, U.S. foreign policy, the domestic political environment, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills.
In addition, in certain of the Company’s businesses, demand depends on customers’ capital spending budgets, and product and economic cycles can affect the spending decisions of these entities. Demand for the Company’s products and services is also sensitive to changes in customer order patterns (including the timing of large projects), which may be affected by announced price changes, changes in the Company’s competitors’ pricing discounts and other incentive programs, new product introductions, customer inventory levels, and customer needs. These factors have adversely affected, and in the future could adversely affect, the Company’s growth and results of operations.
The Company’s financial performance varies quarterly due to seasonal purchasing patterns, which can significantly impact quarterly results.
Certain of the Company’s businesses experience seasonal variations, with certain quarters typically generating higher sales due to customer purchasing patterns, which can significantly impact quarterly results. The sale of the Company’s products and services is dependent on customers whose industries are subject to seasonal trends in the demand for their products. The Company’s sales have typically been lowest in the first quarter and highest in the fourth quarter. Failing to meet quarterly sales and earnings expectations due to these seasonal trends could negatively impact investor confidence, resulting in stock price volatility and potential reputational damage.
The Company faces intense competition, and if it is unable to compete effectively, the Company may experience decreased demand and decreased market share. Even if the Company competes effectively, the Company may be required to reduce prices for the Company’s products and services.
Many of the Company’s businesses operate in industries that are intensely competitive and have been subject to consolidation. Because of the range of the products and services the Company sells and the variety of markets it serves, the Company encounters a wide variety of competitors, and it could encounter additional competition in the future, including from Former Parent. See “Business — Competition.” In order to compete effectively, the Company must maintain longstanding relationships with major customers and continue to grow the Company’s business by establishing relationships with new customers, continually developing new or enhanced products and services to maintain and expand the Company’s brand recognition and leadership position in various product and service categories, and penetrating new markets, including high-growth markets. The Company’s failure to compete effectively or pricing pressures resulting from competition may adversely impact the Company’s financial results, and the Company’s expansion into new markets may result in greater-than-expected risks, liabilities, and expenses.

The Company’s growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
The Company generally sells its products and services in industries that are characterized by rapid technological changes, frequent new product introductions, and changing industry standards. If the Company does not develop innovative new and enhanced products and services on a timely basis, the Company’s offerings will become obsolete over time and the Company’s competitive position and financial results will suffer. The Company’s success will depend on several factors, including the Company’s ability to:
•accurately identify customer needs and preferences and predict future needs and preferences;
•allocate the Company’s research and development funding to products and services with higher growth prospects;
•anticipate and respond to the Company’s competitors’ development of new products and services and technological innovations;
•differentiate the Company’s offerings from competitors’ offerings and avoid commoditization;
•innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the Company’s served markets;
•obtain adequate intellectual property rights with respect to key technologies before the Company’s competitors do;
•successfully commercialize new technologies in a timely manner, price them competitively, and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•stimulate customer demand for and convince customers to adopt new technologies.
In addition, if the Company fails to accurately predict future customer needs and preferences or fails to produce viable technologies, the Company may invest heavily in research and development of products and services that do not lead to significant sales, which would adversely affect the Company’s profitability. Even if the Company successfully innovates and develops new and enhanced products and services, the Company may incur substantial costs in doing so, and the Company’s profitability may suffer.
Changes in industry standards and governmental regulations may reduce demand for the Company’s products or services or increase the Company’s expenses.
The Company competes in markets in which the Company and the Company’s customers must comply with supranational, federal, state, local, and other jurisdictional regulations, such as regulations governing health and safety, the environment, electronic communications, and market standardizations. The Company develops, configures, and markets the Company’s products and services to meet customer needs that are impacted by these regulations and standards. These regulations and standards are complex, change frequently, have tended to become more stringent over time, and may be inconsistent across jurisdictions. Any significant change or delay in implementation in any of these regulations or standards (or in the interpretation, application, or enforcement thereof) could reduce or delay demand for the Company’s products and services, increase the Company’s costs of producing or delay the introduction of new or modified products and services, or restrict the Company’s existing activities, products, and services. In addition, in certain of the Company’s markets, growth depends in part upon the introduction of new regulations or implementation of industry standards on the timeline the Company expects. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations or industry standards, or the adoption of new regulations or industry standards that differ from the Company’s expectations or which the Company’s products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines or industry standard implementation timelines may result in substantially different levels of demand for the Company’s products and services from period to period.

The Company’s reputation, ability to do business, and financial results may be impaired by improper conduct by any of the Company’s employees, agents, or business partners.
The Company cannot provide assurance that its internal controls and compliance systems will always protect the Company from acts committed by employees, agents, or business partners of the Company (or of businesses the Company acquires or partners with) that violate U.S. or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks, and false claims, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering, and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and the Company operates in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage the Company’s reputation and subject the Company to civil or criminal investigations in the United States and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause the Company to incur significant legal and investigatory fees. In addition, the Company relies on the third parties with whom the Company does business to adhere to the law and to the Company’s standards of conduct. Violations of law or the Company’s standards of conduct by such third parties could have a material effect on the Company’s financial results.
Any inability to consummate acquisitions at appropriate prices, and to make appropriate investments that support the Company’s long-term strategy, could negatively impact the Company’s growth rate and stock price.
The Company’s ability to grow sales, earnings, and cash flow depends in part upon the Company’s ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support the Company’s long-term strategy. Any inability to do so could adversely impact the Company’s growth rate and the Company’s stock price. Acquisitions and investments that align with the Company’s portfolio strategy may be difficult to identify and execute for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets, general market conditions, and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact the Company’s ability to consummate acquisitions and investments.
The Company’s acquisition of businesses, investments, joint ventures, and other strategic relationships could negatively impact the Company’s financial results.
As part of the Company’s business strategy, the Company acquires businesses, makes investments, and enters into joint ventures and other strategic relationships in the ordinary course, some of which may be material; please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. These acquisitions, investments, joint ventures, and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance, and other risks and challenges, including the following, any of which could adversely affect the Company’s financial results:
•any business, technology, service, or product that the Company acquires or invests in could under-perform relative to the Company’s expectations and the price that the Company paid for it, or not perform in accordance with the anticipated timetable, or the Company could fail to operate any such business profitably;
•the Company may incur or assume significant debt in connection with its acquisitions, investments, joint ventures, or strategic relationships, which could also cause a deterioration of the Company’s credit ratings, result in increased borrowing costs and interest expense, and diminish the Company’s future access to the capital markets;
•acquisitions, investments, joint ventures, or strategic relationships could cause the Company’s financial results to differ from its own or the investment community’s expectations in any given period, or over the long term;

•pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period;
•acquisitions, investments, joint ventures, or strategic relationships could create demands on the Company’s management, operational resources, and financial and internal control systems that the Company is unable to effectively address;
•the Company could experience difficulty in integrating personnel, operations, and financial and other controls and systems and retaining key employees and customers;
•the Company may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture, or strategic relationship;
•the Company may face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent the Company from completing certain acquisitions that would be beneficial to its business;
•the Company may assume by acquisition or strategic relationship unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies, or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase the Company’s expenses, adversely affect its financial position, or cause the Company to fail to meet its financial reporting obligations;
•in connection with acquisitions and joint ventures, the Company may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations, and indemnification obligations, which may have negative or unpredictable financial results;
•in connection with acquisitions and investments (such as the EA acquisition in the first quarter of 2024), the Company has recorded significant goodwill and other intangible assets on the Company’s balance sheet and if the Company is not able to realize the value of these assets, the Company has been, and may in the future be, required to incur charges relating to the impairment of these assets (such as the current period $1.44 billion non-cash goodwill impairment charge recorded in the Test & Measurement segment and primarily driven by revised expectations for the EA business); and
•the Company may have interests that diverge from those of its joint venture partners or other strategic partners and the Company may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner it believes is most appropriate, exposing it to additional risk.
The indemnification provisions of acquisition agreements by which the Company has acquired companies may not fully protect it, and as a result, the Company may face unexpected liabilities.
Certain of the acquisition agreements by which the Company has acquired companies require the former owners to indemnify the Company against certain liabilities related to the operation of the acquired company before the Company acquired it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. The Company cannot assure you that these indemnification provisions will protect it fully or at all, and as a result the Company may face unexpected liabilities that adversely affect the Company’s financial results.

Divestitures or other dispositions could negatively impact the Company’s business, and contingent liabilities from businesses that the Company has sold could adversely affect the Company’s financial results.
The Company assesses the strategic fit of the Company’s existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with the Company’s strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact the Company’s business. For example, when the Company decides to sell or otherwise dispose of a business or assets, the Company may be unable to do so on satisfactory terms within the Company’s anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose of a business the sale is typically subject to satisfaction of pre-closing conditions which may not be satisfied. In addition, divestitures or other dispositions may dilute the Company’s earnings per share, have other adverse financial and accounting impacts, and distract management, and disputes may arise with buyers in connection with the sale or after. In addition, the Company has retained responsibility for or has agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses the Company has sold or disposed of. Although the resolution of these contingencies has not had a material effect on the Company’s financial results so far, the Company cannot be certain that the resolution of such contingencies in the future will not have a material effect on its financial results.
The Company’s operations, products, and services expose it to the risk of environmental, health, and safety liabilities, costs, and violations that could adversely affect the Company’s reputation and financial results.
The Company’s operations, products, and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage, and disposal of hazardous and non-hazardous wastes. The Company must also comply with various health and safety regulations in the United States and abroad in connection with the Company’s operations. In addition, some of the Company’s operations require the controlled use of hazardous or energetic materials in the development, manufacturing, or servicing of the Company’s products. The Company has received notification from the United States Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where the Company and others previously disposed of hazardous wastes or are or were property owners require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under United States federal and state environmental laws.
The Company cannot assure you that its environmental, health, and safety compliance program has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties, and damage to the Company’s reputation. In addition, the Company cannot provide assurance that the Company’s costs of complying with current or future environmental protection and health and safety laws will not exceed the Company’s estimates or adversely affect the Company’s financial results. Moreover, any accident that results in significant personal injury or property damage, whether occurring during development, manufacturing, servicing, use, or storage of the Company’s products, may result in significant production interruption, delays, or claims for substantial damages caused by personal injuries or property damage, harm to the Company’s reputation, and reduction in morale among the Company’s employees, any of which may adversely and materially affect the Company’s results of operations.
In addition, the Company may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. The Company is also, from time to time, party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. The Company may also become subject to additional remedial, compliance, or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of the Company’s operations, and changes in accounting rules. For additional information regarding these risks, please refer to Note 14 to the consolidated and combined financial statements included in this Annual Report. The Company cannot assure you that the Company’s liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed the Company’s estimates or adversely affect the Company’s reputation and financial results or that the Company will not be subject to additional claims for personal injury or remediation in the future based on the Company’s past, present, or future business activities.

The Company’s businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect the Company’s financial results and business, including its reputation.
In addition to the environmental, health, safety, anticorruption, data privacy, and other regulations noted elsewhere in this Annual Report, the Company’s businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local, and other jurisdictional levels, including the following:
•the Company is required to comply with global import laws and export control and economic sanctions laws, which may affect the Company’s transactions with certain customers, business partners, and other persons and dealings between the Company’s employees and between the Company’s subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies. In other circumstances, the Company may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to the Company’s businesses can restrict its access to, and increase the cost of obtaining, certain products and at times can interrupt the Company’s supply of imported inventory. The Company is also subject to audits or investigations by one or more domestic or foreign government agencies relating to its compliance with these regulations. An adverse outcome in any such audit or investigation could subject the Company to fines or other penalties;
•the Company also has agreements to sell products and services to government entities, and is subject to various statutes, regulations, and other requirements that apply to companies doing business with government entities, including, but not limited to, the Federal Acquisition Regulation (“FAR”) and federal agency-specific FAR supplements, such as the U.S. Department of War's Defense Federal Acquisition Regulation Supplement. The laws governing U.S. government contracts differ from the laws governing private contracts. For example, these laws impose a broad range of requirements, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit, product integrity, and government accounting requirements. New regulations or changes to existing requirements could increase the Company’s compliance costs. Further, the Department of War and other U.S. federal government agencies have adopted rules and regulations requiring contractors and subcontractors to implement a set of cybersecurity measures to attain the safeguarding of contractor systems that process, store, or transmit certain information. Implementation and compliance with these cybersecurity requirements is complex and costly, and could result in unforeseen expenses, lower profitability, and, in the case of non-compliance, penalties, and damages, all of which could have an adverse effect on the Company’s business. These cybersecurity requirements also impact the Company’s supply base, which could impact cost, schedule, and performance on programs if suppliers do not meet the requirements and therefore, do not qualify to support the programs. The Company’s contracts and subcontracts with government end customers are often subject to termination, reduction, or modification for convenience of the government, or subject to default based on performance. Additionally, the Company may underestimate the costs of performing under the contract. In certain cases, a governmental entity may require the Company to pay back amounts such government entity has paid to the Company. Government contracts that have been awarded to the Company following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. The Company is also subject to U.S. and other government inquiries and investigations that can arise from internal or external audits regarding the Company’s compliance with the requirements governing U.S. government contracts. Any failure to comply with provisions of the Company’s government contracts or other applicable laws and regulations can lead to fines or other penalties, including civil or criminal enforcement under the U.S. False Claims Act or similar enforcement legislation, suspension, or debarment against new government business, and reputational harm;
•the Company is also required to comply with increasingly complex and changing data privacy and protection regulations in multiple jurisdictions that regulate the collection, use, protection, and transfer of personal data, including the transfer of personal data between or among countries. In particular, data privacy and data protection laws have been passed in the European Economic Area, the United Kingdom, Switzerland, California, China, Brazil, and India. The Company may also face audits or investigations by one or more domestic or foreign government agencies relating to the Company’s compliance with these regulations. An adverse outcome in any such audit or investigation could subject the Company to fines or other penalties. That or other circumstances related to the Company’s collection, use, and transfer of personal data could harm its reputation or adversely affect its business and financial position;

•the Company is also required to comply with complex and evolving U.S., state, and foreign laws regarding the distribution of the Company’s products and services. These rules are subject to change due to new or amended legislation or regulations, administrative or judicial interpretation, or government enforcement policies. Any such change could adversely impact the Company’s current distribution business models and result in a decrease in sales or expose the Company to other significant costs affecting its business and financial position;
•the Company is also subject to the federal False Claims Act (the “FCA”), which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. In addition, the Company could be held liable under the FCA if it is deemed to “cause” the submission of false or fraudulent claims; and
•the Company is also required to comply with ever changing labor and employment laws and regulations in multiple jurisdictions, which could negatively impact the Company’s business or financial position.
These are not the only regulations that the Company’s businesses must comply with. Generally, regulations the Company is subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. The Company and the industries in which the Company operates have at times been, and may in the future be, under review or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage the Company’s reputation, disrupt the Company’s business, limit its ability to manufacture, import, export, and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies, and cause the Company to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect the Company’s returns on investment, require it to incur significant expenses or modify the Company’s business model, or impair the Company’s flexibility in modifying product, marketing, pricing, or other strategies for growing the Company’s business. The Company voluntarily complies with the standards of certain industrial standards bodies such as the International Standards Organization (ISO) and SEMI Standards, and, in certain cases, follow third-party certification guidelines, including for UL, CSA, ATEX, CE, and FM approvals. This voluntary compliance enables the Company to sell its products into certain applications and in certain geographies and to satisfy certain customer requirements and expectations. Failure to comply with these rules could result in withdrawal of certifications the Company relies on to sell the Company’s products and services and otherwise adversely impact the Company’s business and financial results. For additional information regarding these risks, please refer to the section entitled “Business — Regulatory Matters.”
Climate change, or legal or regulatory measures to address climate change, may negatively affect the Company.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to the Company’s operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire, or flooding) or chronic changes (such as droughts, heat waves, or sea level changes) in climate patterns can adversely impact the Company’s facilities and operations and disrupt the Company’s supply chains and distribution systems. Concern over climate change has resulted, and may in the future result, in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions, increase climate-related disclosure, or mitigate the effects of climate change on the environment (such as taxation of, or caps or prohibitions on the use of, carbon-based energy). Any such new or additional legal or regulatory requirements, including extensive disclosure requirements being implemented in various jurisdictions, including in the European Union and domestically, may increase the costs associated with, or disrupt, sourcing, manufacturing, and distribution of the Company’s products, which may adversely affect the Company’s business and financial results. In addition, any actual or perceived failure to adequately address stakeholder expectations with respect to environmental or related matters, including inability to comply with conflicting expectations, may result in the loss of business, adverse reputational impacts, and challenges in attracting and retaining customers.

International economic, political, legal, compliance, and business factors could negatively affect the Company’s financial results.
In 2025, 48.7% of the Company’s sales were derived from customers outside the United States. In addition, many of the Company’s manufacturing operations, suppliers, and employees are located outside the United States. The Company’s principal markets outside the United States are in Europe and Asia. Since the Company’s growth strategy depends in part on the Company’s ability to further penetrate markets outside the United States and increase the localization of the Company’s products and services, the Company expects to continue to increase the Company’s sales and presence outside the United States, particularly in high-growth markets, such as Eastern Europe, the Middle East, Africa, Latin America, and Asia. The Company’s international business, including the Company’s business in high-growth markets outside the United States, is subject to risks that are customarily encountered in non-U.S. operations, as well as increased risks due to significant uncertainties related to political and economic changes, including:
•impact of geopolitical conflict;
•interruption in the transportation of materials to the Company and finished goods to its customers;
•differences in terms of sale, including payment terms;
•local product preferences and product requirements;
•changes in a country’s or region’s political or economic conditions, including changes in its relationship with the United States, particularly with respect to China;
•trade protection measures, sanctions, increased trade barriers, imposition of new or additional tariffs on imports or exports, embargoes, and import or export restrictions and requirements;
•new conditions to, and possible restrictions of, existing free trade agreements;
•epidemics, such as the coronavirus outbreak, that adversely impact travel, production, or demand;
•unexpected changes in laws or regulatory requirements, including negative changes in tax laws in the United States and in countries in which the Company manufactures or sells its products;
•limitations on ownership and on repatriation of earnings and cash;
•the potential for nationalization of enterprises;
•limitations on legal rights and the Company’s ability to enforce such rights;
•difficulty in staffing and managing widespread operations;
•differing labor regulations, including collective labor arrangements;
•difficulties in implementing restructuring actions on a timely or comprehensive basis; and
•differing protection of intellectual property.
Any of these risks could negatively affect the Company’s financial results and growth rate.

Changes in U.S. GAAP could adversely affect the Company’s reported financial results and may require significant changes to the Company’s internal accounting systems and processes.
The Company prepares its consolidated and combined financial results in conformity with generally accepted accounting principles in the United States of America (“GAAP”). These principles are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to interpret and create appropriate accounting principles and guidance. Any new or amended standards may result in different accounting principles, which may significantly impact the Company’s reported results, result in volatility of the Company’s financial results, require the Company to apply new or amended standards retroactively, and require significant changes to the Company’s internal accounting systems and processes, which may impose significant costs and divert management attention and resources.
The Company has been, and may in the future be, required to recognize impairment charges for the Company’s goodwill and other intangible assets.
As of December 31, 2025, the net carrying value of the Company’s goodwill and other intangible assets totaled approximately $2.47 billion. In accordance with GAAP, the Company periodically, and at least annually, assesses these assets to determine if they are impaired. Significant negative industry or economic trends (including adverse changes in customer preferences and adoption of new technology), disruptions to the Company’s business, changes in government fiscal and monetary policies, political initiatives targeted at reducing government funding, government deficit reduction and budget negotiation dynamics, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the Company’s assets, changes in the structure of the Company’s business, divestitures, market capitalization declines, or increases in associated discount rates may impair the Company’s goodwill and other intangible assets. Any charges relating to such impairments adversely affect the Company’s results of operations in the periods recognized.
In the fourth quarter of 2025, in connection with its annual impairment testing, the Company recorded a $1.44 billion non-cash goodwill impairment charge in the Test & Measurement segment, primarily driven by revised expectations for the EA business due to the slower‑than‑anticipated progression and recent reduction in industry forecasts of future EV adoption. Any additional future determination of impairment of goodwill or other intangible assets could have a material adverse effect on the Company’s financial condition and results of operations. See “Critical Accounting Estimates” and Note 5 to the consolidated and combined financial statements included in this Annual Report for additional information.
Foreign currency exchange rates, including the volatility thereof, may adversely affect the Company’s financial results.
In 2025, sales outside the United States accounted for 48.7% of the Company’s total sales. These transactions expose the Company to foreign currency fluctuations, which have in the past, and may in the future, adversely affect the Company’s financial results. Strengthening of the U.S. dollar would increase the effective price of the Company’s products sold in U.S. dollars into other countries, which could require the Company to lower its prices or lead to reduced demand for its products. The Company’s non-U.S. dollar sales and expenses are translated into U.S. dollars for reporting purposes, and the strengthening or weakening of the U.S. dollar could result in less favorable financial results. The Company also faces exchange rate risk from its subsidiaries owned and operated in foreign countries and its investments in non-U.S. dollar currencies and non-U.S. dollar denominated borrowing.

Changes in the Company’s tax rate or exposure to additional tax liabilities or assessments could affect the Company’s profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
The Company is subject to income, transaction, and other taxes in the United States and in multiple foreign jurisdictions. The Company’s future income tax provision, cash taxes paid, and effective tax rate could be volatile and difficult to predict due to changes in business profit by jurisdiction, changes in the legal entity structures, intercompany arrangements, or foreign currency exchange rates, or changes in tax laws, policies, regulations, or accounting principles, including interpretations or retroactive applications thereof. As a result of changes to tax laws, regulations, accounting principles, or global tax standards, the Company may record tax expense or benefit that is material to the quarter and year of change. Furthermore, certain tax laws are inherently ambiguous, requiring subjective interpretation on the application thereof. The Company’s interpretation and the corresponding amount of taxes the Company pays is, and may in the future continue to be, subject to audits by U.S. federal, state, and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from the Company’s reserves, the Company’s future results may include unfavorable adjustments to the Company’s tax liabilities and financial results could be adversely affected.
The Company has not made any provision for foreign remittance taxes on undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If the Company’s intentions with respect to the reinvestment of these earnings change, or if the Company determines to repatriate such earnings from foreign jurisdictions, the Company’s income tax provision, cash taxes paid, and effective tax rate could increase. In addition, changes in U.S. international tax laws and related reforms may increase uncertainty and could adversely affect the Company’s income tax provision, cash taxes paid, and effective tax rate. Furthermore, many jurisdictions in which the Company operates have implemented, or are in the process of implementing, tax law and administrative changes to align with the base erosion and profit shifting initiatives led by the Organisation for Economic Co-operation and Development, which could significantly increase the Company’s income tax provision, cash taxes paid, and effective tax rate.
The Company is subject to a variety of litigation and other legal and regulatory proceedings in the course of the Company’s business that could adversely affect the Company’s financial results.
The Company is subject to a variety of litigation and other legal and regulatory proceedings incidental to the Company’s business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, disputes with the Company’s suppliers or vendors, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, and acquisition- or divestiture-related matters, as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with, divested businesses. These lawsuits may include claims for compensatory damages, punitive and consequential damages, or injunctive relief. The defense of these lawsuits may divert the attention of the Company’s management; the Company may incur significant expenses in defending these lawsuits; the Company may experience disruption in supply or sales; and the Company may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect the Company’s operations and financial results. Moreover, any insurance or indemnification rights that the Company may have may be insufficient or unavailable to protect it against such losses. In addition, developments in proceedings in any given period may require the Company to adjust the loss contingency estimates that it has recorded in the Company’s financial statements, record estimates for liabilities or assets that the Company was previously unable to estimate, or pay cash settlements or judgments. Any of these developments could adversely affect the Company’s financial results and reputation, and the Company cannot assure you that the Company’s liabilities in connection with litigation and other legal and regulatory proceedings will not exceed the Company’s estimates.

If the Company does not or cannot adequately protect its intellectual property, or if third parties infringe its intellectual property rights, the Company may suffer competitive injury or expend significant resources enforcing its rights.
The Company owns numerous patents, trademarks, copyrights, trade secrets, and other intellectual property and has licenses to intellectual property owned by others, which in aggregate are important to the Company’s business. The intellectual property rights that the Company obtains, however, may not be sufficiently broad or otherwise may not provide the Company a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to the Company. In addition, the steps that the Company and the Company’s licensors have taken to maintain and protect the Company’s intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around, or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to, or economically viable for, the Company because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of the Company’s intellectual property. The Company also relies on nondisclosure and noncompetition agreements with employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect the Company’s trade secrets and other proprietary rights and will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to the Company’s trade secrets or other proprietary rights. The Company’s failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect the Company’s intellectual property, detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing the Company’s intellectual property rights could adversely impact the Company’s business, including its competitive position and financial results.
Third parties may claim that the Company is infringing or misappropriating their intellectual property rights and the Company could suffer significant litigation expenses, losses, or licensing expenses or be prevented from selling products or services.
From time to time, the Company receives notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of the Company’s technologies and the uncertainty of intellectual property litigation. The Company’s intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, the Company could lose its rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing, or using certain products, or be required to redesign, re-engineer, or re-brand the Company’s products at substantial cost, any of which could adversely impact the Company’s competitive position and financial results. Third-party intellectual property rights may also make it more difficult or expensive for the Company to meet market demand for particular product or design innovations. If the Company is required to seek licenses under patents or other intellectual property rights of others, the Company may not be able to acquire these licenses on acceptable terms, if at all. Even if the Company successfully defends against claims of infringement or misappropriation, the Company may incur significant costs and diversion of management attention and resources, which could adversely affect the Company’s business and financial results.
Disruptions in, or breaches in security of, the Company’s information technology systems have adversely affected, and in the future could adversely affect, the Company’s business.
The Company relies on information technology systems, some of which are managed by third parties and some of which are managed on a decentralized, independent basis by the Company’s operating companies, to process, transmit, and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. These systems (or the systems of third parties upon whom the Company relies) have been in the past, and in the future may be, damaged, disrupted, accessed, or shut down due to attacks by computer hackers, nation states, cyber-criminals, computer viruses, ransomware, phishing schemes, denial of service attacks, user error or malfeasance by employee or former employees, power outages, hardware failures, telecommunication or utility failures, catastrophes (including natural disasters and terrorist attacks), or other similar events, and in any such circumstances the Company’s system redundancy and other disaster recovery planning may be ineffective or inadequate. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. As these threats continue to evolve, particularly around cybersecurity, the Company may be required to expend significant resources to enhance its control environment, processes, practices, and other countermeasures. While the Company has designed and implemented controls to restrict access to its data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber-attacks, theft, and other security breaches. In addition, although the Company seeks to improve its countermeasures to prevent such events, it may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on the Company, its customers, or third parties. Security breaches of the Company’s systems or lack of sufficient controls in the Company’s systems (or the systems of the Company’s customers, suppliers, or other business partners) could result in the misappropriation, change, destruction, exfiltration, or unauthorized disclosure of confidential information or personal data belonging to the Company or to its employees, partners, customers, or suppliers.
Like many multinational corporations, the Company’s information technology systems have been subject to computer viruses, malicious codes, and other cyber-attacks that have resulted in disruption of the Company’s operations, unauthorized access to confidential information, and increased the cost of operations through containment, investigation, and remediation efforts, including cybersecurity incidents in the fourth quarter of 2023. To date, the disruptions from such cybersecurity incidents have not materially impacted the Company’s business strategy, results of operations, or financial condition. However, the Company expects to be subject to similar incidents in the future as such attacks become more sophisticated and frequent, any of which may have a material adverse impact on the Company’s business strategy, results of operations, or financial condition. Increasing use of AI may increase these risks, including through the development of increasingly sophisticated or novel forms of cyber-attack. Geopolitical tensions or conflicts may further heighten the risk of cyber-attacks. Although the Company has insurance coverage for protecting against damages resulting from cyber-attacks and other privacy and security incidents, it may not be sufficient to cover all possible claims. Any of the attacks, breaches, or other disruptions or damage described above, as well as corresponding remediation efforts, can disrupt the Company’s operations, delay production and shipments, result in theft of the Company and the Company’s customers’ intellectual property and trade secrets, damage customer and business partner relationships and the Company’s reputation, or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws, and increased costs for security and remediation, each of which could adversely affect the Company’s business and financial results.
The Company uses artificial intelligence in, and is in the process of further incorporating artificial intelligence into, the Company’s business and in the Company’s products, services, operations, and product development processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and operational disruption, and adversely affect the Company’s results of operations.
The Company incorporates, and is in the process of further incorporating, AI solutions, including generative AI, into the Company’s products, services, operations, and developmental processes. In addition, third parties upon whom the Company relies use AI-enabled or -integrated systems and tools, including systems and tools that include generative AI for customers and the Company’s workforce. The Company’s competitors or other third parties may incorporate AI into their products or operational processes more quickly, more effectively, or at a lower cost than the Company, which could impair the Company’s ability to compete effectively and adversely affect its results of operations. Certain AI technologies may enable, or accelerate the pace of, disruption in the Company’s industry, including by allowing existing and future competitors to compete with or outpace the Company in areas in which the Company currently has a competitive advantage.
AI is an emerging technology, and ineffective or inadequate AI development or deployment, safeguards, controls, or application practices by the Company or third parties could result in unintended consequences. There are significant risks, uncertainties, and costs involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance the Company’s products or services or be beneficial to its business, including its efficiency or profitability. For example, models, including large language models, underlying AI solutions that the Company uses may be flawed or may be based on datasets that are biased or insufficient, or datasets of poor quality. In addition, any latency, disruption, or failure in the Company’s AI systems or data infrastructure could result in delays or errors in its offerings or operational activities. In addition, the Company’s AI-related efforts, particularly those related to generative AI, subject the Company to risks related to intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. It will require significant resources to develop, test, validate, secure, and maintain the Company’s platforms, services, and features to successfully implement AI and minimize any unintended harmful impacts. There can be no assurance that the Company’s use of AI will yield the intended benefits or that the Company will be able to effectively mitigate the associated risks.
The regulation of AI by government or other regulatory agencies is evolving, and it is uncertain how various laws related to intermediary liability, intellectual property, privacy, data use, and other issues will apply to content generated by AI. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs, require changes to the Company’s technology, processes, or governance frameworks, or may limit or foreclose the Company’s ability to develop, deploy, or use AI technologies. The Company’s use of AI could also result in real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the Company’s use and deployment of AI, which could thereby harm the Company’s business reputation and erode customer trust.
Defects and unanticipated use or inadequate disclosure with respect to the Company’s products or services could adversely affect the Company’s business, reputation, and financial results.
Manufacturing or design defects impacting safety, cybersecurity, or quality issues (or the perception of such issues) for the Company’s products and services can lead to personal injury, death, property damage, data loss, or other damages. These events could lead to recalls or safety or other public alerts, result in product or service downtime, or the temporary or permanent removal of a product or service from the market, and result in product liability or similar claims being brought against the Company. Recalls, downtime, removals, and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to the Company’s reputation that could reduce demand for the Company’s products and services.
Adverse changes in the Company’s relationships with, or the financial condition, performance, purchasing patterns, or inventory levels of, key distributors and other channel partners could adversely affect the Company’s financial results.
Certain of the Company’s businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell the Company’s competitors’ products or compete with the Company directly, and if they favor competing products for any reason, they may fail to market the Company’s products effectively. Adverse changes in the Company’s relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect the Company’s financial results. The levels of inventory maintained by the Company’s distributors and other channel partners, and changes in those levels, can also significantly impact the Company’s results of operations in any given period. In addition, the consolidation of distributors and customers in certain of the industries in which the Company operates could adversely impact the Company’s profitability.
The Company’s financial results are subject to fluctuations in the cost and availability of commodities or components that the Company uses in its operations.
As further discussed in the section entitled “Business — Materials,” the Company’s manufacturing and other operations employ a wide variety of components, raw materials, and other commodities. Prices for and availability of these components, raw materials, and other commodities have fluctuated significantly in the past. In particular, widespread supply chain challenges due to labor, raw material, and component shortages, as well as widespread logistics issues, have affected companies in multiple industries (including the Company), raised material and shipping costs, limited the quantities available, and extended the lead time required for supplies and deliveries. Any sustained interruption in the supply of these items, including as a result of general supply chain constraints, increasing demand outpacing supplies, or contractual disputes with suppliers or vendors, could adversely affect the Company’s business again in the future. In addition, due to the highly competitive nature of the industries that the Company serves, the cost-containment efforts of the Company’s customers, and the terms of certain contracts the Company is party to, if commodity or component prices rise, the Company may be unable to pass along cost increases through higher prices. If the Company is unable to fully recover higher commodity or component costs through price increases or offset these increases through cost reductions or alternative supply, or if there is a time delay between the increase in costs and the Company’s ability to recover or offset these costs, the Company could experience lower margins and profitability, and the Company’s financial results could be adversely affected.

If the Company cannot adjust its manufacturing capacity, supply chain management, or the purchases required for its manufacturing activities to reflect changes in market conditions, customer demand, and supply chain disruptions, the Company’s profitability may suffer. In addition, the Company’s reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays, and inefficiencies.
The Company purchases materials, components, and equipment from third parties for use in the Company’s manufacturing operations. The Company’s income could be adversely impacted if the Company is unable to adjust the Company’s purchases and supply chain management to reflect any supply chain or transportation disruptions or changes in customer demand and market fluctuations, geopolitical disruptions, severe weather events, increases in demand outpacing supply capabilities, labor shortages, seasonality, or cyclicality. During a market upturn or general supply chain disruptions, suppliers have extended lead times, limited supplies, or increased prices. If the Company cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet demand for the Company’s products, the Company may not be able to satisfy market demand, product shipments may be delayed, the Company’s costs may increase, or the Company may breach its contractual commitments and incur liabilities.
Conversely, in order to secure supplies for the production of products, the Company sometimes enters into noncancelable purchase commitments with vendors, which could impact the Company’s ability to adjust its inventory to reflect declining market demands. If demand for the Company’s products is less than the Company expects, the Company may experience additional excess and obsolete inventories and be forced to incur additional charges and its profitability may suffer.
In addition, some of the Company’s businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability, contractual obligations, or uniqueness of design. If these or other suppliers encounter financial, operating, quality, or other difficulties or if the Company’s relationship with them changes, including as a result of contractual disputes, the Company might not be able to quickly establish or qualify replacement sources of supply. The supply chains for the Company’s businesses could also be disrupted by supplier capacity constraints, operational or quality issues, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities, and external events such as natural disasters, severe weather events that are occurring more frequently or with more intense effects as a result of global climate change, public health crises, war, terrorist actions, governmental actions, and legislative or regulatory changes, among others. Any of these factors could result in production interruptions, delays, extended lead times, and inefficiencies.
Because the Company cannot always immediately adapt its production capacity and related cost structures to changing market conditions, the Company’s manufacturing capacity may at times exceed or fall short of the Company’s production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance or market share, and otherwise adversely affect the Company’s profitability.
The Company’s restructuring activities could have long-term adverse effects on its business.
The Company has implemented, and may continue to implement, significant restructuring activities across the Company’s businesses to adjust its cost structure, including the Cost Savings Program announced in 2025 to address dis-synergies within the Test & Measurement segment following the Separation. These significant restructuring activities as well as the Company’s regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce its available talent, assets, and other resources and could slow improvements in the Company’s products and services, adversely affect its ability to respond to customers, and limits its ability to increase production quickly if demand for the Company’s products increases. Restructuring activities may also pose legal issues in various jurisdictions, including difficulty terminating certain contracts and arrangements, and negatively impact the Company’s ability to attract, recruit, and retain qualified personnel. In addition, delays or failure in implementing planned restructuring activities or other productivity improvements, unexpected costs, or failure to meet targeted improvements may diminish the operational or financial benefits the Company realizes from such actions and cause reputational harm. Any of the circumstances described above could adversely impact the Company’s business and financial results.

Work stoppages, works council campaigns, and other labor disputes could adversely impact the Company’s productivity and results of operations.
The Company has various non-U.S. collective labor arrangements. The Company is subject to potential work stoppages, works council campaigns, and other labor disputes, any of which could adversely impact the Company’s productivity, results of operations, and reputation.
If the Company suffers loss to its facilities, supply chains, distribution systems, or information technology systems due to catastrophe or other events, its operations could be seriously harmed.
The Company’s facilities, supply chains, distribution systems, and information technology systems are subject to the risk of catastrophic loss due to fire, flood, earthquake, hurricane, public health crises, war, terrorism, or other natural or man-made disasters, including those related to climate change. If any of these facilities, supply chains, or systems were to experience a catastrophic loss, it could disrupt the Company’s operations, delay production and shipments, result in defective products or services, damage customer relationships and the Company’s reputation, and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that the Company maintains will vary from time to time in both type and amount depending on cost, availability, and the Company’s decisions regarding risk retention, and may be unavailable or insufficient to protect it against losses.
The Company’s ability to attract, develop, motivate, and retain senior leaders and other key employees is critical to its success, and failure to do so could negatively affect its business.
The Company’s future performance is dependent upon the Company’s ability to attract, develop, motivate, and retain senior leaders and other key employees. The loss of services of senior leaders and other key employees or the failure to attract, motivate, and develop talented new executives or other key employees could prevent the Company from successfully implementing and executing business strategies, and therefore adversely affect the Company’s financial results. In particular, the market for highly skilled employees and leaders in the technology industry remains competitive. The Company’s success also depends on its ability to attract, develop, motivate, and retain a talented employee base. The Company’s brand, culture, ability to provide competitive compensation, locations of operations, and reputation are important to its ability to recruit and retain key employees in these competitive markets. If the Company is not competitive or successful in its recruiting efforts, if it cannot attract or retain key employees, if it does not adequately ensure effective succession planning or transfer of knowledge for the Company’s key employees, or if its employees leave the Company due to impacts from the Separation, its ability to deliver and execute on its operational, development, or portfolio strategies would be adversely affected.
Risks Related to the Separation and the Company’s Relationship with Fortive
The Company has a limited history of operating as a separate, publicly-traded company. Its historical financial information prior to the Separation is not necessarily representative of its future results as a separate, publicly-traded company.
The historical information about the Company prior to the Separation in this Annual Report refers to its businesses as operated by and integrated with Fortive. Following the Separation, the Company’s financial statements are presented on a consolidated basis. The Company’s historical financial information included in this Annual Report prior to the Separation is derived from the combined financial results and accounting records of Fortive. Accordingly, such financial information does not necessarily reflect the financial condition, results of operations, or cash flows that the Company would have achieved as a separate, publicly-traded company during the periods presented or those that the Company will achieve in the future, primarily as a result of the factors described below:
•prior to the Separation, the Company’s businesses were operated by Fortive as part of its broader corporate organization, rather than as a separate, publicly-traded company. Fortive or one of its affiliates performed various corporate functions for the Company such as legal, treasury, accounting, auditing, human resources, investor relations, corporate affairs, and finance. The Company’s historical financial results prior to the Separation reflect allocations of corporate expenses from Fortive for such functions and are likely to be less than the expenses the Company would have incurred had the Company operated as a separate publicly-traded company. The Company’s costs related to such functions previously performed by Fortive may therefore increase;

•prior to the Separation, the Company’s businesses were integrated with the other businesses of Fortive. Historically, the Company shared economies of scope and scale in costs, employees, vendor relationships, and customer relationships. Although the Company has entered into agreements with Fortive in connection with the Separation, these arrangements may not fully capture the benefits that the Company enjoyed prior to the Separation as a result of being integrated with Fortive and may result in it paying higher charges than in the past for these services. This could have an adverse effect on the Company’s results of operations and financial condition;
•generally, the Company’s working capital requirements and capital for its general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the company-wide cash management policies of Fortive. As a separate, publicly-traded company, the Company’s results of operations and cash flows are likely to be more volatile, and the Company may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly;
•as a part of Fortive, the Company was able to take advantage of Fortive’s overall size and scope to obtain more advantageous procurement terms. As a standalone company, the Company may be unable to obtain similar arrangements to the same extent that Fortive did, or on terms as favorable as those Fortive obtained, prior to completion of the Separation;
•the cost of capital for the Company’s businesses may be higher than Fortive’s cost of capital prior to the Separation;
•the Company may not realize the same tax benefits that were available to it when it was a part of Fortive;
•the Company’s historical financial information prior to the second quarter of 2025 does not reflect the debt or the associated interest expense that the Company incurred as part of the Separation; and
•as an independent public company, the Company is subject to, among other things, the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing standards of the NYSE and must prepare its standalone financial results according to the rules and regulations of the SEC. These reporting and other obligations place significant demands on the Company’s management and administrative and operational resources. Moreover, to comply with these requirements, the Company has had to migrate its systems, including information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting, finance, and legal staff. The Company has incurred, and expects to continue to incur, additional annual expenses related to these steps, and those expenses may be significant. If the Company is unable to implement its financial and management controls, reporting systems, information technology, and related procedures in a timely and effective fashion, the Company’s ability to comply with its financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.
Other significant changes have occurred and may continue to occur in the Company’s cost structure, management, financing, and business operations as a result of operating as a company separate from Fortive. For additional information about the past financial performance of the Company’s businesses and the basis of presentation of the historical consolidated and combined financial statements, please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and accompanying notes included elsewhere in this Annual Report.
The Company may not achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect its businesses.
The Company may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation was designed to provide the following benefits, among others:

•allow each company to more effectively pursue its distinct operating priorities and strategies and enable its respective management to better focus on strengthening its organic businesses and operations, to more effectively address its singular operating and other needs, and to focus exclusively on its unique opportunities for long-term growth and profitability;
•give each business the ability to create its own optimal capital structure, manage capital allocation and capital return strategies with greater agility and focus, and concentrate its financial resources solely on its own operations without having to compete for investment capital;
•create an independent equity structure for both companies, affording each with direct access to the capital markets and an enhanced ability to capitalize on unique growth opportunities, and enabling each company to use its own pure-play equity currency to pursue accretive merger and acquisition opportunities;
•permit each company to more effectively attract, retain, and motivate talent as a separate company, and to offer stock-based incentive compensation to its employees and executives that is more closely aligned with the specific growth objectives, financial goals, and performance of its business; and
•allow investors to more clearly understand the separate business models, financial profiles, and investment identities of the two companies and to separately value each company based on its distinct investment identity.
The Company may not achieve these and other anticipated benefits for a variety of reasons, including, among others:
•as a part of Fortive, the Company’s businesses benefited from Fortive’s size and purchasing power in procuring certain goods and services. As a separate entity, the Company may be unable to obtain these goods, services, and technologies at prices or on terms as favorable as those Fortive obtained prior to the Separation. The Company also incurs costs for certain functions previously performed by Fortive, such as accounting, tax, legal, human resources, and other general administrative functions, that may be higher than the amounts reflected in the Company’s historical financial results, which could cause its profitability to decrease;
•the actions required to separate the Company’s and Fortive’s respective businesses could disrupt the Company’s operations;
•certain costs and liabilities that were otherwise less significant to Fortive as a whole are more significant for the Company as a separate company;
•the Company has incurred and will continue to incur costs in connection with the transition to being a separate, publicly-traded company, including accounting, tax, legal, and other professional services costs, recruiting and relocation costs associated with hiring or reassigning the Company’s personnel, costs related to establishing a new brand identity in the marketplace, and costs to separate and establish new information systems;
•the Company may be more susceptible to market fluctuations and other adverse events than if it were still a part of Fortive;
•the Company’s businesses are less diversified than Fortive’s businesses prior to the Separation; and
•under the terms of the Tax Matters Agreement, the Company is restricted for a period of two years following the Separation from taking certain actions that could cause the Separation or certain related transactions (including certain transactions undertaken as part of the internal reorganization) to fail to qualify as tax-free for U.S. federal income tax purposes or other applicable law (or otherwise fail to qualify for their intended tax treatment). These restrictions may limit the Company’s ability to pursue certain strategic transactions or engage in other transactions that might increase the value of its businesses.
If the Company fails to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, its businesses, operating results, and financial condition could be adversely affected.

In connection with the Separation, each of Fortive and Ralliant agreed to indemnify each other for certain liabilities. If the Company is required to pay under these indemnities to Fortive, its financial results could be negatively impacted. In addition, there can be no assurance that the Fortive indemnities will be sufficient to insure the Company against the full amount of liabilities for which Fortive will be allocated responsibility, or that Fortive’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation and distribution agreement by and between the Company and Fortive (the “Separation Agreement”) and certain other agreements with Fortive, the Company and Fortive each agreed to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that the Company may be required to provide Fortive are not subject to any cap, may be significant, and could negatively impact the Company’s business. Any amounts the Company is required to pay pursuant to these indemnification obligations and other liabilities could require it to divert cash that would otherwise have been used in furtherance of the Company’s operating business and could negatively affect its financial position, results of operations, and cash flows.
Further, third parties could also seek to hold the Company responsible for any of the liabilities that Fortive has agreed to retain, and there can be no assurance that the indemnity from Fortive will be sufficient to protect the Company against the full amount of such liabilities, or that Fortive will fully satisfy its indemnification obligations. In addition, Fortive’s insurance will not necessarily be available to the Company for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event, Fortive’s insurers may deny coverage to the Company for such liabilities. Moreover, even if the Company ultimately succeeds in recovering from Fortive or such insurance providers any amounts for which the Company is held liable, the Company may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s businesses, financial position, results of operations, and cash flows.
If the Separation, together with certain related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, or if certain internal restructuring transactions fail to qualify as transactions that are generally tax-free for applicable tax purposes, the Company could incur significant U.S. federal income tax liabilities and, in certain circumstances, the Company could be required to indemnify Fortive for material amounts of taxes and other related amounts pursuant to indemnification obligations under the Tax Matters Agreement.
It was a condition to the Separation that Fortive receive a private letter ruling from the IRS or an opinion of its outside tax counsel, in each case, satisfactory to the Fortive board of directors, regarding the qualification of the Separation, together with certain related transactions, as a “reorganization” within the meaning of Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the “Code”), and that such ruling or opinion, as applicable, shall not have been withdrawn, rescinded, or modified in any material respect. The IRS private letter ruling received by Fortive was based upon and relies on, among other things, various facts and assumptions, as well as certain representations, statements, and undertakings from Fortive and Ralliant, including facts, assumptions, representations, statements, and undertakings relating to the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, statements, or undertakings are or become inaccurate, incomplete, or not otherwise satisfied, or if any such undertaking is not complied with, Fortive may not be able to rely on the IRS private letter ruling and could be subject to significant tax liabilities.
Notwithstanding Fortive’s receipt of the IRS private letter ruling, the IRS could determine on audit that the Separation or any related transaction is taxable for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements, or undertakings upon which the ruling was based are not correct or have been violated, or for other reasons, including as a result of certain changes in the stock ownership of Fortive or the Company after the Separation or other post-Separation actions or transactions. Accordingly, notwithstanding Fortive’s receipt of the IRS private letter ruling, there can be no assurance that the IRS will not assert that the Separation or any of the related transactions does not qualify for tax-free treatment for U.S. federal income tax purposes, or that a court would not sustain such a challenge. In the event the IRS were to prevail in any such challenge or if the Separation or any related transaction is determined to be taxable for U.S. federal income tax purposes, Fortive or its shareholders could incur significant U.S. federal income tax liabilities, and the Company could also incur significant liabilities, including as a result of its indemnification obligations to Fortive under the tax matters agreement by and between the Company and Fortive (the “Tax Matters Agreement”).

In addition, prior to the Separation, Fortive and its subsidiaries completed an internal reorganization, and material tax costs were incurred by Fortive, the Company, and the Company’s respective subsidiaries in connection with the internal reorganization, including non-U.S. tax costs resulting from transactions in non-U.S. jurisdictions. Although the transactions comprising the internal reorganization were intended to be completed in a tax-efficient manner, and certain internal restructuring transactions were intended to qualify as tax-free for applicable tax purposes, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant transactions differs from the intended tax treatment. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant transaction, Fortive and its subsidiaries could be subject to significant tax liabilities, and the Company could also incur significant tax liabilities, including as a result of its indemnification obligations to Fortive under the Tax Matters Agreement.
Under the Tax Matters Agreement, the Company is generally required to indemnify Fortive against taxes incurred by Fortive and related amounts resulting from (a) any inaccuracy or breach of a representation, covenant, or undertaking made by the Company in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling, the opinion of tax counsel relating to the Separation, or any other opinions of Fortive’s tax advisors relating to the internal reorganization, (b) an acquisition of all or a portion of the Company’s equity securities or assets, whether by merger or otherwise (and regardless of whether the Company participated in or otherwise facilitated the transaction), or (c) any other action undertaken or failure to act by the Company affecting the voting rights of the Company’s capital stock or the capital stock of certain affiliates of the Company. Any such indemnification obligation could adversely affect the Company’s business, financial condition, cash flows, and results of operations.
The Company may be affected by significant restrictions, including on its ability to engage in certain desirable capital-raising, strategic, or other corporate transactions, for a two-year period following the Separation in order to avoid triggering significant tax-related liabilities.
Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the former parent corporation and its shareholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the former parent corporation under Section 355(e) of the Code if it were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment for U.S. federal income tax purposes of the Separation and certain related transactions, and in addition to the Company’s indemnity obligations described under the Tax Matters Agreement, the Company is restricted from taking any action that prevents the Separation, together with certain related transactions, from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for the two-year period following the Separation, the Company is subject to specific restrictions on its ability to enter into certain acquisition, merger, liquidation, sale, and stock redemption transactions with respect to its stock. Moreover, the Company is subject to restrictions on discontinuing the active conduct of its trade or business, the issuance or sale of stock or other securities (including securities convertible into its stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. Further, the Tax Matters Agreement imposes similar restrictions on the Company and its subsidiaries that are intended to prevent certain transactions undertaken as part of the internal reorganization from failing to qualify for their intended tax treatment. These restrictions may limit the Company’s ability to pursue certain strategic transactions or other transactions that the Company may believe to be in the best interests of its stockholders or that might increase the value of its business, and may reduce its strategic and operating flexibility.
Changes by Fortive to certain tax elections on prior tax returns could adversely affect the Company’s effective tax rate and tax liabilities.
Changes made by Fortive to certain tax elections, positions, or filings on prior tax returns could have a direct impact on the Company, including potentially increasing the Company’s effective tax rate and tax liabilities. Any such changes could also trigger additional tax payments, interest, or penalties, and could affect the Company’s overall tax planning strategies, which could have a material adverse effect on the Company’s financial condition and cash flows.

Certain of the Company’s employees and directors may have potential or perceived conflicts of interest because of their equity interest in Fortive.
Because of their current or former positions with Fortive, certain of the Company’s employees and directors own equity interests in Fortive. Continuing ownership of shares of Fortive common stock and equity awards could create, or appear to create, potential conflicts of interest if the Company and Fortive face decisions that could have implications for both Fortive and the Company after the Separation. For example, potential or perceived conflicts of interest could arise in connection with the resolution of any dispute between Fortive and the Company regarding the terms of the agreements governing the Separation and the relationship with Fortive thereafter. These agreements include the Separation Agreement, transition services agreement (“Transition Services Agreement”), employee matters agreement, Tax Matters Agreement, intellectual property matters agreement, FBS license agreement, Fort Solutions license agreement, and any commercial agreements between the parties or their affiliates. Potential or perceived conflicts of interest may also arise out of any commercial arrangements that the Company may enter into with Fortive in the future. The Company has in place policies and processes governing conflicts of interest to address this risk. These include, for example, the Company’s Code of Conduct, the Corporate Governance Guidelines adopted by the Company’s Board of Directors (the “Board”), the Nominating and Governance Committee’s oversight of related person transactions, and the Board’s practice for directors to disclose any actual or potential conflict and recuse themselves from discussion and voting on the matter.
Fortive may fail to perform under various agreements entered into as part of the Separation or the Company may fail to have necessary systems and services in place when certain of the agreements expire.
The Separation Agreement and other agreements entered into in connection with the Separation determined the allocation of assets and liabilities between Ralliant and Fortive following the Separation and include certain indemnifications related to the liabilities and obligations of each company. The Transition Services Agreement entered into in connection with the Separation provides for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. The Company relies on Fortive to satisfy its performance and payment obligations under these agreements. If Fortive is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, the Company could incur operational difficulties or losses.
In connection with the Separation, the Company established or expanded its own tax, treasury, internal audit, investor relations, corporate governance and listed company compliance, and other corporate functions. The Company has incurred, and expects to continue to incur, costs in connection with replicating these corporate functions to replace the corporate services that Fortive historically provided the Company prior to the Separation. Any failure or significant downtime in the Company’s financial, administrative, or other support systems or in the Fortive financial, administrative, or other support systems during the transitional period in which Fortive provides the Company with support could negatively impact the Company’s results of operations or prevent the Company from paying its suppliers or employees, executing its business strategy (including business combinations) and foreign currency transactions, or performing administrative or other services on a timely basis, which could negatively affect the Company’s results of operations.
The Company’s inability to resolve favorably any disputes that arise between the Company and Fortive with respect to its past and ongoing relationships may adversely affect its operating results.
Disputes may arise between Fortive and the Company in a number of areas relating to the Company’s ongoing relationships following the Separation, including:
•labor, tax, employee benefit, indemnification, and other matters arising from the Company’s Separation;
•employee retention and recruiting;
•business combinations involving the Company or Fortive; and
•the nature, quality, and pricing of services that the Company and Fortive have agreed to provide each other.
The Company may not be able to resolve potential conflicts, and even if the Company does, the resolution may be less favorable than if the Company were dealing with an unaffiliated party, which in each case could adversely affect its operating results.

The Company may be held liable to Fortive if the Company fails to perform certain services under the Transition Services Agreement, and the performance of such services may negatively impact its business and operations.
In connection with the Separation, Ralliant and Fortive entered into the Transition Services Agreement, which provides for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. If the Company does not satisfactorily perform its obligations under the agreement, the Company may be held liable for any resulting losses suffered by Fortive, subject to certain limits. In addition, during the periods covered by the Transition Services Agreement, the Company’s management and employees may be required to divert their attention away from the Company’s business in order to provide services to Fortive, which could adversely affect its business.
Risks Related to the Company’s Indebtedness
The Company’s currently outstanding and future indebtedness could adversely affect the Company’s businesses and its ability to meet its obligations, pay dividends, and repurchase shares of its common stock.
As of December 31, 2025, the Company had outstanding indebtedness of approximately $1.15 billion, and had the ability to incur an additional $750.0 million of indebtedness under its revolving credit facility. This debt could have important, adverse consequences to the Company and its investors, including:
•requiring a substantial portion of the Company’s cash flow from operations to make interest payments;
•making it more difficult to satisfy other obligations;
•increasing the Company’s vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow the Company’s businesses;
•limiting the Company’s ability to pay dividends or repurchase shares of its common stock;
•placing the Company at a competitive disadvantage relative to its competitors that may not be as highly leveraged;
•limiting the Company’s flexibility in planning for, or reacting to, changes in its businesses and industries; and
•limiting the Company’s ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
The credit agreement governing the Company’s credit facilities (the “Credit Agreement”) contains restrictive covenants that could limit its ability to engage in activities that may be in its long-term interest, including incurring additional indebtedness, merging or engaging in other fundamental changes, selling assets, paying dividends or making distributions, or repurchasing shares of its common stock, and require the Company to maintain compliance with an EBITDA-based leverage ratio. If the Company breaches any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness, including under the Company’s revolving credit facility (and any other indebtedness with cross-default provisions), could be declared immediately due and payable, which would adversely affect the Company’s liquidity and financial results. Additionally, the Company’s outstanding term loans bear interest at floating rates and are subject to market movements in interest rates, which makes interest cost more difficult to predict and could result in higher interest expense. For additional information regarding the Company’s indebtedness, please refer to Note 9 to the consolidated and combined financial statements included in this Annual Report.
The risks described above will increase with the amount of indebtedness the Company incurs, and in the future, the Company may incur significant indebtedness in addition to the indebtedness described above. In addition, the Company’s actual cash requirements in the future may be greater than expected.

The Company may not be able to generate sufficient cash to service all of the Company’s indebtedness and may be forced to take other actions to satisfy the Company’s obligations under its indebtedness, which may not be successful.
The Company’s ability to make scheduled payments on or refinance its debt obligations depends on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond its control. If the Company is unable to refinance its debt obligations, it will need to repay its outstanding indebtedness at maturity. The Company may be unable to maintain a level of cash flow from operating activities sufficient to permit it to pay the principal and interest on the Company’s indebtedness as it becomes due.
If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter or eliminate its dividend payments, seek additional debt or equity capital, or restructure or refinance its indebtedness. The Company may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow it to meet its scheduled debt service obligations and could adversely affect the Company’s business and financial condition. The Credit Agreement imposes restrictions on its ability to dispose of assets and the use of proceeds from those dispositions. The Company may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
In addition, the Company conducts its operations through its subsidiaries. Accordingly, repayment of the Company’s indebtedness depends on the generation of cash flow by its subsidiaries, including certain international subsidiaries, and their ability to make such cash available to the Company by dividend, debt repayment, or otherwise. The Company’s subsidiaries may not have any obligation to pay amounts due on its indebtedness or to make funds available for that purpose. The Company’s subsidiaries may not be able to, or may not be permitted to, make adequate distributions to enable it to make payments in respect of its indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax, and contractual restrictions may limit its ability to obtain cash from its subsidiaries. Additionally, a significant portion of the Company’s cash flow is generated by subsidiaries outside the U.S., which may be subject to regulations that could prevent or delay the repatriation of funds. In the event that the Company does not receive distributions from its subsidiaries, the Company may be unable to make required principal and interest payments on its indebtedness.
The Company’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, may materially adversely affect its business, financial condition, and results of operations and the Company’s ability to satisfy its obligations under its indebtedness, pay dividends on or repurchase shares of its common stock.
Challenges in the capital markets or deterioration in the Company’s financial condition may adversely affect the Company’s ability to access capital on favorable terms or at all.
Volatility in global financial markets, including elevated interest rates as experienced during 2024 and most of 2025, could increase borrowing costs or affect the Company’s ability to borrow funds. Additionally, a material decline in the demand for the Company’s services or in the solvency of its customers or suppliers or other significantly unfavorable changes in economic conditions may adversely affect the Company’s business and financial condition.
Risks Related to Shares of the Company’s Common Stock
If the Company is unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of the Company’s financial reports and the market price of its common stock may be negatively affected.
The Company’s financial results were previously included within the combined results of Fortive, and the Company was not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Separation, the Company is directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, which will, beginning with the Company’s second Annual Report on Form 10-K, require annual management assessments of the effectiveness of its internal control over financial reporting and an opinion by the Company’s independent registered public accounting firm as to the effectiveness of its internal control over financial reporting. At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which the Company’s internal control over financial reporting is documented, designed, or operating. These reporting and other obligations will place significant demands on the Company’s management and administrative and operational resources, including accounting resources. The Company may not have sufficient time to meet these obligations by the applicable deadlines.
The process of designing, implementing, and testing the internal control over financial reporting required to comply with these obligations is time consuming, costly, and complicated. If the Company identifies material weaknesses in its internal control over financial reporting, if the Company is unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to conclude that its internal control over financial reporting is effective, or if the Company’s independent registered public accounting firm is unable to express a favorable opinion as to the effectiveness of the Company’s internal control over financial reporting, investors may lose confidence in the accuracy and completeness of its financial reports, the market price of its common stock could be negatively affected, and the Company could become subject to investigations by the SEC or other regulatory authorities, which could limit Ralliant’s ability to access the global capital markets and could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
The obligations associated with being a public company require significant resources and management attention, which could negatively affect the Company’s business and financial condition.
As a public company listed on the NYSE, the Company is required to, among other things:
•prepare and file periodic reports, current reports, proxy statements, and other filings in compliance with the federal securities laws;
•have its own board of directors and committees thereof, which comply with federal securities laws and applicable NYSE listing standards;
•maintain an internal audit function;
•maintain the Company’s own financial reporting and disclosure compliance functions;
•maintain internal policies, including those relating to insider trading and disclosure controls and procedures; and
•comply with the Sarbanes-Oxley Act, the Dodd-Frank Act, and the rules and regulations promulgated by the SEC, the Public Company Accounting Oversight Board, and the NYSE.
These reporting and other obligations place significant demands on the Company’s management and its administrative and operational resources, and the Company faces increased legal, accounting, administrative, and other costs and expenses relating to these demands that it did not incur as a segment of Fortive. The Company’s investment in compliance with existing and evolving regulatory requirements has resulted and will continue to result in increased administrative expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities, which could have an adverse effect on its business, financial position, results of operations, and cash flows.
The market price of shares of the Company’s common stock has been, and may in the future be, volatile, which could cause the value of your investment to decline.
The market price of the Company’s common stock has been, and may in the future be, highly volatile and could be subject to wide fluctuations. From time to time, equity markets may experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of the Company’s common stock regardless of its operating performance. In addition, the Company’s operating results could be below the expectations of public market analysts and investors or its own guidance due to a number of potential factors, including variations in the Company’s quarterly operating results or dividends to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about its industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting its business, adverse market reaction to any indebtedness the Company may incur or securities the Company may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by the Company or its competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, or adverse publicity about the industries the Company participates in or individual scandals, and in response, the market price of shares of its common stock could decrease significantly.
In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities (whether due to its financial results, industry developments, or other factors), securities class action litigation has often been instituted against such company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of the Company’s management’s attention and resources.
The Company cannot guarantee the continued payment of dividends on its common stock, or the timing or amount of any such dividends.
Any future declaration and payments of dividends, including any change in the timing and amount thereof, on the Company’s common stock will be determined by the Company’s Board in its discretion and will depend on business conditions, financial results, and other factors that the Board deems relevant. The Company’s ability to pay dividends will depend on its ongoing ability to generate cash from operations and on its access to the capital markets. The Company cannot guarantee that the Company will continue to pay dividends in the future, or the timing or amount of any such dividends.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about the Company’s business, its stock price and trading volume could decline.
The trading market for the Company’s common stock depends in part on the research and reports that securities or industry analysts publish about the Company or its business. If one or more of the analysts who covers the Company’s common stock downgrades its stock or publishes misleading or unfavorable research about its business, its stock price would likely decline. If one or more of such analysts ceases coverage of Ralliant common stock or fails to publish reports on the Company regularly, demand for Ralliant common stock could decrease, which could cause the Company’s common stock price or trading volume to decline.
Your percentage ownership in the Company may be diluted in the future.
In the future, your percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise. The Company has granted equity awards to its employees and directors under its stock incentive plan and anticipates granting additional awards from time to time. These awards will have a dilutive effect on your percentage ownership in the Company as well as the Company’s earnings per share, which could adversely affect the market price of its common stock.
In addition, the Company’s amended and restated certificate of incorporation authorizes the Company to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over the Company’s common stock respecting dividends and distributions, as the Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of the Company’s common stock. For example, the Company could grant the holders of preferred stock the right to elect some number of its directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that the Company could assign to holders of preferred stock could affect the residual value of the Company’s common stock.

Certain provisions in the Company’s amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of the Company, which could decrease the trading price of its common stock.
The Company’s amended and restated certificate of incorporation and amended and restated bylaws contains, and Delaware law permits, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:
•until the fourth annual stockholder meeting following the Separation, the inability of the Company’s stockholders to call a special meeting;
•the inability of the Company’s stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of the Board to issue preferred stock without stockholder approval;
•until the fourth annual stockholder meeting following the Separation, the division of the Board into three classes of directors, with each class consisting, as nearly as may be possible, of one-third of the total number of directors and serving a three-year term, which could have the effect of making the replacement of incumbent directors more time-consuming and difficult;
•so long as the Board is classified, the provision that stockholders may only remove directors for cause;
•the ability of the Company’s directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board; and
•until the fourth annual stockholder meeting following the Separation, the requirement that the affirmative vote of stockholders holding at least two-thirds of the Company’s voting stock is required to amend its amended and restated bylaws and certain provisions in its amended and restated certificate of incorporation.
In addition, because the Company has not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could delay or prevent a change of control that the Company’s stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
The Company believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make the Company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in the best interests of the Company and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

The Company’s amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders. The Company’s amended and restated certificate of incorporation further designates the federal district courts of the United States of America as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These forum selection provisions could discourage lawsuits against the Company and its directors and officers.
The Company’s amended and restated certificate of incorporation provides that, unless the Company consents in writing otherwise, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, employees, or stockholders to the Company or its stockholders, any action asserting a claim against the Company or any of its directors or officers arising pursuant to any provision of the DGCL or its amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim against the Company or any of its directors or officers governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as defined in the DGCL. The Company recognizes that this forum selection clause may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware.
Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Company’s amended and restated certificate of incorporation further provides that, unless the Company consents in writing otherwise, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and as a result, the exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce the Company’s federal forum selection provision described above. The Company’s stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the Company’s forum selection provisions.
Although Ralliant believes these forum selection provisions benefit the Company by providing increased consistency in the application of law in the types of lawsuits to which they apply, these provisions may limit the ability of the Company’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or its directors or officers, and it may be costlier for Ralliant stockholders to bring a claim in the designated courts than other judicial forums, each of which may discourage such lawsuits against Ralliant and its directors and officers. If a court were to find the Company’s forum selection provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions and it may not obtain the benefits of limiting jurisdiction to the courts selected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management and strategy focus on a threat-informed defense. Cybersecurity risks are identified, assessed, and managed directly through the cybersecurity function’s risk management program, and are also integrated into, and are among the risks evaluated and considered by, the Company’s enterprise risk management (“ERM”) program.
The Company’s cybersecurity program is informed by cybersecurity and privacy frameworks, including the National Institute of Standards and Technology Cybersecurity Framework, and accepted industry practices. A centralized cybersecurity function works with privacy, governance, and legal personnel to align policies and standards designed to identify, assess, prevent, detect, mitigate, and remediate cybersecurity risks with regulatory, contractual, and disclosure requirements and to provide product security guidance for operating companies and technical teams.
To protect its systems and data, the Company uses a range of security controls, including access management, network and endpoint protection, security monitoring, vulnerability management and penetration testing, and incident response and business continuity plans. The Company conducts periodic tabletop exercises with technical teams and management to assess the effectiveness of key controls. Internal audit and independent third parties, including assessors, consultants, and auditors, periodically assess elements of the cybersecurity program and related controls.
Cybersecurity risks associated with the Company’s third-party vendors, including cloud service providers and other suppliers with access to Company systems or data or that support critical operations, are managed through risk-based due diligence and appropriate contractual requirements. Employees receive training at least annually on cybersecurity, and the Company conducts monthly phishing simulations and related awareness activities.
As part of its ongoing cybersecurity risk management and ERM programs, the Company regularly evaluates whether cybersecurity threats or incidents present, or are reasonably likely to present, a material risk to its business strategy, results of operations, or financial condition. To date, the Company believes that such risks, including from prior incidents, have not materially affected, and are not reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. For additional information, including how cybersecurity risks may impact the Company in the future, see “Item 1A. Risk Factors” in this Annual Report. Notwithstanding these measures, the Company expects that cyber threats will continue to evolve, and no cybersecurity program can fully eliminate residual risk.
Cybersecurity Governance
Management’s cybersecurity risk management and strategy processes are led by the Chief Technology and Growth Officer (“CTO”) and the Chief Information Security Officer (“CISO”), who are experienced executives with backgrounds in digital and cloud technologies, cybersecurity, incident response, risk management, and resilience, and with advanced degrees and relevant education. The CTO and CISO jointly oversee the Company’s cybersecurity program, including implementation of controls, incident response processes, engagement of third-party experts, and coordination with operating company leaders. The cybersecurity function uses monthly cybersecurity metrics and key indicators, such as vulnerability remediation timelines, to regularly inform leadership, including the CTO and CISO, at the corporate and operating company levels.
Potentially significant cybersecurity incidents are monitored and escalated by members of the Company’s cybersecurity function, as appropriate, to an incident management team to assess business impact and materiality and to determine any required disclosure or other regulatory or contractual notifications, including under securities and data protection laws.
Oversight responsibility for cybersecurity risk is shared by the Board and the Audit Committee. The Board has delegated to the Audit Committee primary responsibility of exercising oversight with respect to the Company’s cybersecurity risk management. The CTO and CISO report to the Audit Committee quarterly on cybersecurity matters, including threat landscape developments, metrics used to monitor the effectiveness of the Company’s cybersecurity program, and third-party reviews and assessments. The Audit Committee reports to the full Board on matters discussed during its meetings. The Company also has protocols by which certain cybersecurity incidents are escalated and, where appropriate, reported to the Audit Committee in a timely manner.

ITEM 2. PROPERTIES
Ralliant’s corporate headquarters is located in Raleigh, North Carolina, in a leased facility, which lease, as of December 31, 2025, had not yet commenced. As of December 31, 2025, the Company’s facilities included 29 significant facilities, which are used for manufacturing, distribution, warehousing, research and development, general administrative, and/or sales functions. Particularly outside the United States, facilities may serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing, and/or distribution.
The Company considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. The Company believes its properties and equipment have been well-maintained. Please refer to Note 8 to the consolidated and combined financial statements included in this Annual Report for additional information with respect to the Company’s lease commitments.
The following table sets forth information regarding the Company’s significant facilities as of December 31, 2025:

	Test and Measurement		Sensors and Safety Systems		Total
State	Leased	Owned	Leased	Owned
Arizona	–	–	3	–	3
California	–	–	–	3	3
Connecticut	–	–	–	1	1
Illinois	–	–	–	1	1
Massachusetts	–	–	2	–	2
New York	–	–	–	2	2
North Carolina	–	–	–	1	1
Ohio	–	1	–	–	1
Oregon	1	1	–	–	2
South Carolina	–	–	–	1	1
Total	1	2	5	9	17

	Test and Measurement		Sensors and Safety Systems		Total
Country	Leased	Owned	Leased	Owned
Brazil	–	–	1	–	1
Canada	–	–	1	–	1
China	2	–	1	–	3
Germany	1	–	–	1	2
United Kingdom	–	–	3	–	3
India	1	–	–	–	1
Slovakia	–	–	1	–	1
Total	4	–	7	1	12
ITEM 3. LEGAL PROCEEDINGS
Ralliant is, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to its business. Based upon the Company’s experience, current information, and applicable law, the Company does not believe that any currently pending legal proceedings or claims will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Please refer to Note 14 to the consolidated and combined financial statements included in this Annual Report for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to "Item 1A. Risk Factors” in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS
Set forth below are the names, ages, positions, and experience of Ralliant’s executive officers as of February 26, 2026. All of the Company’s executive officers hold office at the pleasure of its Board. There are no arrangements or understandings between any executive officer and any other person pursuant to which an executive officer was selected to be an executive officer of the Company.

Name	Age	Position	Officer Since
Tamara Newcombe	60	President and Chief Executive Officer; Director	2025
Neill Reynolds	51	Senior Vice President — Chief Financial Officer	2025
Karen Bick	55	Senior Vice President — Chief People Officer	2025
Jonathon Boatman	48	Senior Vice President — Chief Legal and Government Affairs Officer; Corporate Secretary	2025
Amir Kazmi	44	Senior Vice President — Chief Technology and Growth Officer	2025
Ms. Newcombe has served as President and Chief Executive Officer (“CEO”) of Ralliant since 2025. Prior to joining Ralliant, Ms. Newcombe served as President and CEO of the Precision Technologies segment of Fortive Corporation from 2022 to 2025 and President and CEO of the Advanced Healthcare Solutions segment of Fortive from 2023 to 2025. Prior to 2022, Ms. Newcombe was Group President of Fortive from May 2021 to December 2021, President of Tektronix, Inc., a subsidiary of the Company, from 2019 to 2021, and Commercial President of Tektronix from 2017 to 2019. Prior to joining Tektronix, Ms. Newcombe was Vice President of Sales at Cisco Systems, Inc. from 2009 to 2017.
Mr. Reynolds has served as Senior Vice President — Chief Financial Officer of Ralliant since 2025. Prior to joining Ralliant, Mr. Reynolds served as Executive Vice President and Chief Financial Officer of Wolfspeed, Inc. from 2018 to 2025. Prior to joining Wolfspeed, Mr. Reynolds served as the Senior Vice President of Finance, Strategy and Procurement for NXP Semiconductors N.V. from 2015 to 2018 and as Vice President of Finance for Freescale Semiconductor, Ltd. from 2013 to 2015. Before that, Mr. Reynolds served in various finance positions with other international technology companies, including General Electric Company and Advanced Micro Devices, Inc.
Ms. Bick has served as Senior Vice President — Chief People Officer of Ralliant since 2025. Prior to joining Ralliant, Ms. Bick served as Vice President of Human Resources for the Precision Technologies and the Advanced Healthcare Solutions segments of Fortive from 2024 to 2025 and as Vice President of Human Resources for the Advanced Healthcare Solutions segment of Fortive from 2020 to 2024. Prior to joining Fortive, Ms. Bick was Vice President of Human Resources at Stryker Corporation from 2017 to 2019. Prior to joining Stryker Corporation, Ms. Bick served in various roles at Bristol-Myers Squibb from 2003 to 2017, including Executive Director of Human Resources.
Mr. Boatman has served as Senior Vice President — Chief Legal and Government Affairs Officer of Ralliant since August 2025 and as the Company’s Corporate Secretary since June 2025. From March 2025 to August 2025, Mr. Boatman was Senior Vice President — Chief Legal Officer of Ralliant. Prior to joining Ralliant, Mr. Boatman served as Senior Vice President, Litigation, Regulatory and Public Policy of Activision Blizzard, Inc. from 2021 to 2024. From 2012 to 2021, Mr. Boatman held a number of positions at The Boeing Company, including most recently Vice President and Assistant General Counsel for Operations, Finance, Strategy, and Government Operations.
Mr. Kazmi has served as Senior Vice President — Chief Technology and Growth Officer of Ralliant since 2025. Prior to joining Ralliant, Mr. Kazmi served as Chief Information and Digital Officer of WestRock Company from 2017 to 2024. Previously, Mr. Kazmi served as the co-founder and CEO of Kuprion, Inc., a Silicon Valley-based nano-materials company that was acquired by Element Solutions Inc. Before that, Mr. Kazmi served in a number of leadership roles in engineering, R&D and P&L at Lockheed Martin Corporation.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholders of Record
Ralliant Corporation’s (“Ralliant,” the “Company,” or “it”) common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol RAL. As of February 23, 2026, there were 737 holders of record of the Company’s common stock, which does not include the number of stockholders who hold the Company’s common stock through banks, brokers, and other financial institutions.
The Company declared its first dividend on August 6, 2025 of $0.05 per share paid on September 23, 2025 to holders of record of Ralliant’s common stock as of the close of business on September 8, 2025. Any future declaration and payments of dividends, including any change in the amount of quarterly dividend, on the Company’s common stock will be determined by Ralliant’s Board of Directors (the “Board”) and will depend on business conditions, financial results, and other factors that the Board deems relevant.
Issuer Purchases of Equity Securities
On June 28, 2025, the Board approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time. The share repurchase authorization is consistent with the Company's capital allocation strategy to prioritize returning capital to shareholders. As of December 31, 2025, there were no repurchases under the share repurchase authorization. Subsequent to December 31, 2025, the Company repurchased 1.2 million shares at an average per share price of $42.40 for a total cost of $50.0 million, leaving $150.0 million remaining under the share repurchase authorization.
Recent Sales of Unregistered Equity Securities
None.

Common Stock Performance Graph
Ralliant’s common stock began trading on the NYSE on June 30, 2025, following the Separation. Prior to that time, there was no public market for Ralliant’s common stock. The following graph and accompanying table compare the six-month cumulative total return from June 30, 2025 to December 31, 2025 for (a) the Company’s common stock, (b) the Standard & Poor’s 600 Index, and (c) the Standard & Poor’s 600 Industrials Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each index (with the reinvestment of all dividends) from June 30, 2025 to December 31, 2025.

Comparison of Six-Month Cumulative Total Shareholder Return
$130
$120
$110
$100
$90
$80
$70
$60
$50
Jun 2025
Jul 2025
Aug 2025
Sept 2025
Oct 2025
Nov 2025
Dec 2025
Ralliant
S&P 600
S&P 600 Industrial

	Ralliant Corporation	S&P 600	S&P 600 Industrial
6/30/2025	$100.00	$100.00	$100.00
12/31/2025	$105.21	$110.05	$113.17

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of Ralliant for the fiscal years ended December 31, 2025 and 2024 should be read in conjunction with the Company’s consolidated and combined financial statements and accompanying notes included in Part II, Item 8 of this Annual Report. This MD&A generally discusses results for the years ended December 31, 2025 and 2024 and includes year-to-year comparisons between such years. Information regarding results for the year ended December 31, 2023 and year-over-year comparisons between the years ended December 31, 2024 and 2023 may be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Information Statement filed with the U.S. Securities and Exchange Commission (“SEC”) as an exhibit to the Company’s Form 10-12B/A on May 28, 2025, other than with respect to research and development expense by segment, which is set forth in Operating Expenses within the Results of Operations section below.
This MD&A is designed to provide a reader of the financial statements with a narrative from the perspective of management. This MD&A is divided into seven sections:
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
BASIS OF PRESENTATION
The accompanying financial results present the historical financial position, results of operations, changes in equity, and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). On May 27, 2025, the Board of Directors of Fortive Corporation (“Fortive” or the “Former Parent”) approved the separation of Fortive’s Precision Technologies (“PT”) operating segment through the pro rata distribution of all of the issued and outstanding common stock of Ralliant to Fortive's stockholders (the “Separation”), which was completed on June 28, 2025. Prior to the Separation, the Company operated as Fortive’s Precision Technologies segment and not as a standalone company. The combined financial statements as of June 27, 2025 or earlier have been derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are included as a component of the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, and sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company. The allocations were determined on a reasonable basis for the applicable periods; however, the amounts were not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 18 to the consolidated and combined financial statements included in this Annual Report. In the fourth quarter of 2025, the Company made an enhancement to its reporting process related to sales by geography to better align sales to the end customer. Prior year information has been recast to conform to current year presentation.
These financial results may not be indicative of Ralliant’s financial performance had it been a separate standalone entity throughout the periods presented, nor are the results stated herein indicative of what its financial position, results of operations, and cash flows may be in the future.

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
Ralliant is a multinational business with global operations, where sales derived from customers outside the United States were 48.7% and 49.5% for the years ended December 31, 2025 and December 31, 2024, respectively.
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
Recent and ongoing changes to U.S. tariff policy have resulted in broad-based increases in tariff rates, and several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. The U.S. government has announced various modifications to its tariff policy, and further changes may be made in the future. Changes to trade policies, retaliatory measures, and sustained uncertainty in global trade relationships have negatively impacted, and are expected to continue to negatively impact, the Company’s operations and financial results, including through resulting supply chain disruptions, increased input costs, delayed shipments, and increased operational complexities and costs. Additionally, these developments have contributed in the past and may in the future contribute to adverse macroeconomic conditions and increased economic nationalism, which could further reduce demand for the Company’s products and negatively impact its business.
The Company continues to evaluate the evolving impact of these tariffs, as the application and imposition of these tariffs remain unpredictable. The Company continues to deploy the Ralliant Business System (“RBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics, to actively manage these challenges and utilize pricing, cost, and productivity actions and other countermeasures to offset the aforementioned dynamics.

Non-GAAP Measures
In this Annual Report, references to sales from existing businesses (“organic revenue”) refer to sales from operations calculated according to GAAP but exclude (1) the impact from acquired and divested businesses and (2) the impact of foreign currency translation. The portion of sales attributable to acquisitions or acquired businesses refers to sales from acquisitions or acquired businesses prior to the first anniversary of the acquisition date, less the amount of sales attributable to certain businesses or product lines that, at the time of reporting, have been divested or are pending divestiture, but are not, and will not be, considered discontinued operations, prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of foreign currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Organic revenue should be considered in addition to, and not as a replacement for or superior to, sales from operations, and may not be comparable to similarly titled measures reported by other companies.
Management believes that reporting the non-GAAP financial measure of organic revenue, which excludes the effects of acquisitions and divestitures and foreign currency translation, provides useful information to investors by helping identify underlying growth trends in the Company’s business and facilitating comparisons of its sales performance with its performance in prior and future periods and to its peers. The Company excludes the effect of acquisition- and divestiture-related sales because the nature, size, and number of such transactions can vary dramatically from period to period and between the Company and the Company’s peers. The Company excludes the effect of foreign currency translation from organic revenue because the impact of foreign currency translation is not under management’s control and is subject to volatility.
Acquisitions
EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications, was acquired in January 2024. The acquisition of EA bolsters Ralliant’s innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. Ralliant recorded approximately $1.18 billion of goodwill within its Test and Measurement segment related to the EA acquisition, which was not tax deductible. The Company anticipates future tax benefits as a result of the transaction.
Divestitures
In June 2024, Invetech, excluding the Dover Motion Business, was divested to Invetech’s management team (the “Invetech Divestiture”). As a result of the Invetech Divestiture, in the year ended December 31, 2024, a net realized loss of $25.6 million was recorded, which is identified as Loss from divestiture in the Consolidated and Combined Statements of (Loss) Earnings. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses are not reported as discontinued operations.
Other Matters
In the third quarter of 2025, the Company announced a Cost Savings program, targeting $9 million to $11 million of annualized cost savings, which is expected to be completed by December 31, 2026. The nature of the activities is focused on spin-related dis-synergies within the Test & Measurement segment. In the fourth quarter of 2024, Ralliant initiated a discrete restructuring plan that was completed as of December 31, 2025. The nature of the activities in the plan was related to the separation from the Former Parent and consisted primarily of targeted workforce reductions to realign the cost structure. Ralliant incurred restructuring charges of $13.1 million and $8.5 million during the years ended December 31, 2025 and 2024, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated and Combined Statements of (Loss) Earnings.

RESULTS OF OPERATIONS
Selected Financial Data

	Year Ended December 31,
($ in millions)	2025	2024
Sales	$2,068.8	$2,154.7
Operating (loss) profit	$(1,183.0)	$459.6
Depreciation	$28.6	$29.0
Amortization	$86.9	$84.0
Operating (loss) profit as a % of sales	(57.2)%	21.3%
Depreciation as a % of sales	1.4%	1.3%
Amortization as a % of sales	4.2%	3.9%
Components of Sales Growth

2025 vs. 2024
Total revenue growth (GAAP)	(4.0)%
Impact of:
Acquisitions and divestitures	0.5%
Currency exchange rates	(0.6)%
Organic revenue growth (Non-GAAP)	(4.1)%
Sales
Sales decreased by 4.0% in 2025 compared with 2024, primarily driven by 4.1% decrease from organic revenue and a 0.5% decrease from the Invetech Divestiture, partially offset by 0.6% increase from favorable foreign currency exchange rates. The decrease in organic revenue year-over-year included volume declines of 7.3%, partially offset by favorable pricing of 3.2%.
Geographically, the sales decrease of 4.0% year-over-year was driven by a 12.2% decline in Western Europe, 2.6% decline in North America, and 7.3% decline in China, partially offset by 1.4% growth in the rest of the world.
See the Test and Measurement and Sensors and Safety Systems sections below for further discussion of year-over-year sales analysis.
Operating (Loss) Profit Margins
Operating loss margin was 57.2% for 2025, resulting primarily from the Test and Measurement goodwill impairment charge of $1.44 billion in 2025, primarily driven by revised expectations for the EA Elektro-Automatik business, reflecting slower-than-anticipated progression and recent reduction in industry forecasts of future electric vehicle (“EV”) adoption, compared with operating profit margin of 21.3% for 2024. Additional drivers of the change in operating margin primarily included the following:
•The year-over-year decrease in results from existing businesses — unfavorable 550 basis points, primarily driven by:
◦-315 basis points from other employee costs related to higher compensation, benefits, and contract dis-synergies, allocated to the segments; -280 basis points driven by volume reduction; -170 basis points from standalone public company costs; partially offset by 180 basis points from price increases to offset the impact from tariff headwinds.
◦As a separate public company, Ralliant incurred incremental spin-related expenses including other employee costs and incremental standalone public company costs such as corporate governance costs, including audit and other professional services fees, consulting, legal fees, and stock exchange listing fees that are reported as unallocated corporate costs.

•The year-over-year effect of the gain on sale of land and certain office buildings in 2024 — unfavorable 290 basis points.
•The stock-based compensation modification expense resulting from the conversion of Fortive equity awards in the third quarter as a result of the Separation — unfavorable 100 basis points.
•The year-over-year net effect of acquisition- and divestiture-related transaction costs incurred in 2024, primarily related to the EA acquisition — favorable 125 basis points.
Business Segments and Geographic Area Results
Sales by business segment and geographic area were as follows:

	Year Ended December 31,
($ in millions)	2025	2024
Segments
Test and Measurement	$801.5	$937.5
Sensors and Safety Systems	1,267.3	1,217.2
Total	$2,068.8	$2,154.7

Geographic area
United States	$1,060.3	$1,089.2
China	299.2	322.7
All other	709.3	742.8
Total	$2,068.8	$2,154.7
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
Test and Measurement Selected Financial Data

	Year Ended December 31,
($ in millions)	2025	2024
Sales	$801.5	$937.5
Operating (loss) profit	$(1,465.4)	$122.8
Depreciation	$16.7	$16.8
Amortization	$84.9	$81.6
Operating (loss) profit as a % of sales	(182.8)%	13.1%
Depreciation as a % of sales	2.1%	1.8%
Amortization as a % of sales	10.6%	8.7%
Components of Sales Growth

2025 vs. 2024
Total revenue growth (GAAP)	(14.5)%
Impact of:
Currency exchange rates	(0.8)%
Organic revenue growth (Non-GAAP)	(15.3)%

The sales result for 2025 was primarily driven by decreases in organic revenue of 15.3%, partially offset by the favorable impact from foreign currency exchange rates.
The decrease in organic revenue was primarily attributable to declines in sales volumes of 17.4%, primarily in product lines for oscilloscopes and related accessories and high-power solutions which were driven by demand weakness across end markets, partially offset by year-over-year price increases of 2.1%.
Geographically, the sales decrease of 14.5% year-over-year was driven by 15.0% decline in North America, 23.6% decline in Western Europe, 17.3% decline in China, and 2.5% decline in the rest of the world.
Operating loss margin was 182.8% for 2025, resulting primarily from the goodwill impairment charge of $1.44 billion, compared with operating profit margin of 13.1% for 2024. Additional drivers of the change in operating margin primarily included the following:
•The year-over-year decrease in results from existing businesses — unfavorable 1,000 basis points, primarily driven by:
◦-750 basis points driven by volume declines due to demand weakness in end markets, primarily diversified electronics, net of price increases; and -280 basis points primarily from other employee costs related to higher compensation, benefits, and contract dis-synergies, allocated from corporate.
•The year-over-year effect of the gain on sale of land and certain office buildings in 2024 — unfavorable 675 basis points.
•The year-over-year effect of acquisition-related transaction costs incurred in 2024 related to the EA acquisition — favorable 300 basis points.
SENSORS AND SAFETY SYSTEMS
The Company’s Sensors and Safety Systems segment provides leading power grid monitoring solutions, safety systems for mission critical defense and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential. The Sensors and Safety Systems segment provides advanced monitoring, protection, and diagnostic solutions for high-voltage electrical assets in power generation, transmission, and distribution. The segment’s energetic materials, ignition safety systems, and precision pyrotechnic devices are used in mission-critical applications such as satellite deployment, rocket propulsion initiation, aerial vehicle safety systems, and military defense systems. The Sensors and Safety Systems segment also provides premium sensing products encompassing liquid level, flow, and pressure sensors, motion sensors and components, and hygienic sensors.
Sensors and Safety Systems Selected Financial Data

	Year Ended December 31,
($ in millions)	2025	2024
Sales	$1,267.3	$1,217.2
Operating profit	$341.1	$336.8
Depreciation	$11.8	$12.2
Amortization	$2.0	$2.4
Operating profit as a % of sales	26.9%	27.7%
Depreciation as a % of sales	0.9%	1.0%
Amortization as a % of sales	0.2%	0.2%

Components of Sales Growth

2025 vs. 2024
Total revenue growth (GAAP)	4.1%
Impact of:
Acquisitions and divestitures	0.9%
Currency exchange rates	(0.4)%
Organic revenue growth (Non-GAAP)	4.6%
The sales result for 2025 was driven by price and volume increases of 4.6%, partially offset by the 0.9% unfavorable impact from the Invetech Divestiture.
Year-over-year price increases in the Sensors and Safety Systems segment contributed 4.1% to sales growth in 2025 compared with 2024 and is reflected as a component of the change in organic revenue. The net volume increase year-over-year resulted primarily from increases in utilities, partially offset by declines in automation and control applications and liquid and air sensors.
Geographically, the sales increase of 4.1% year-over-year was driven by 2.9% growth in North America, 12.7% growth in China, 5.7% growth in the rest of the world, and 2.3% growth in Western Europe.
Operating profit margin was 26.9% for 2025, a decrease of 80 basis points compared with 27.7% for 2024, primarily driven by -315 basis points from other employee costs related to higher compensation, benefits, and contract dis-synergies, allocated from corporate; 145 net basis points from price increases, partially offset by unfavorable product mix and 90 basis points favorable impact from the Invetech Divestiture.
COST OF SALES AND GROSS PROFIT

	Year Ended December 31,
($ in millions)	2025	2024
Sales	$2,068.8	$2,154.7
Cost of sales	(1,028.5)	(1,042.6)
Gross profit	$1,040.3	$1,112.1
Gross profit margin	50.3%	51.6%
The year-over-year decrease in gross profit during 2025 compared with 2024 was primarily due to net volume declines, higher employee compensation costs, and tariffs, partially offset by year-over-year increases in price.
OPERATING EXPENSES

	Year Ended December 31,
($ in millions)	2025	2024
Sales	$2,068.8	$2,154.7
Selling, general, and administrative (“SG&A”) expenses	$616.6	$552.1
Research and development (“R&D”) expenses	$165.0	$163.5
Goodwill Impairment	$1,441.7	$—
SG&A as a % of sales	29.8%	25.6%
R&D as a % of sales	8.0%	7.6%
SG&A expenses increased during 2025 compared with 2024 primarily due to spin-related expenses including other employee costs related to higher compensation, benefits, and contract dis-synergies, which were all allocated to the segments, standalone public company costs to establish a separate corporate function, and the stock-based compensation modification expense resulting from the conversion of Fortive equity awards upon the Separation; partially offset by lower year-over-year transaction expenses related to the EA acquisition in 2024 and benefits from productivity measures through RBS initiatives.

R&D expenses, consisting principally of internal and contract engineering personnel costs, remained consistent in total and at the segment level during 2025 compared with 2024 and 2023. For the years ended December 31, 2025, 2024, and 2023, R&D expenses were $128.8 million, $129.6 million, and $127.9 million, respectively, for the Test and Measurement segment and were $36.2 million, $33.9 million, and $33.6 million, respectively, for the Sensors and Safety Systems segment.
The Test and Measurement goodwill impairment charge of $1.44 billion, recorded in fiscal year ended December 31, 2025, was primarily driven by revised expectations for the EA Elektro-Automatik business, reflecting slower-than-anticipated progression and recent reduction in industry forecasts of future EV adoption.
NON-OPERATING INCOME (EXPENSE), NET
During the year ended December 31, 2025, the Company recognized interest expense of $32.3 million resulting from the Company’s debt. There was no interest expense in 2024. For a discussion of the Company’s long-term debt, refer to Note 9 to the consolidated and combined financial statements included in this Annual Report. During the year ended December 31, 2024, the Company recognized a net loss of $25.6 million related to the Invetech Divestiture. For further discussion of this transaction, refer to Note 1 and Note 3 to the consolidated and combined financial statements included in this Annual Report.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s consolidated and combined financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
Ralliant’s effective tax rate can be affected by, among other things, changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities, and changes in tax laws.
Ralliant is subject to income, transaction, and other taxes in the United States and in multiple foreign jurisdictions. The Company’s future income tax provision, cash taxes paid, and effective tax rates could be volatile and difficult to predict due to changes in: business profit by jurisdiction, the amount and recognition of deferred tax assets and liabilities, the structure of legal entities, intercompany arrangements, foreign functional currency exchange rates, or applicable tax laws or policies, including interpretations or retroactive applications thereof, tax regulations, or accounting principles. For example, the Organization for Economic Co-operation and Development (“OECD”) continues to advance proposals for modernizing international tax rules, including the introduction of global minimum tax standards. The Company closely monitors changes to tax laws, regulations, accounting principles, and global tax standards, and at the time of a change, the related expense or benefit recorded may be material to the quarter and year of change. Furthermore, certain tax laws are inherently ambiguous requiring subjective interpretation on the application thereof. The Company’s interpretation and the corresponding amount of taxes it pays is, and may in the future continue to be, subject to audits by U.S. federal, state, and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from the Company’s reserves, its future results may include unfavorable adjustments to its tax liabilities and the Company’s financial statements could be adversely affected.
The Company is routinely examined by various domestic and international taxing authorities. In connection with the Separation, the Company entered into certain agreements with Fortive, including a tax matters agreement (the “Tax Matters Agreement”). The Tax Matters Agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “Separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Fortive and the Company. By contrast, “Separate” filings involve certain entities (primarily outside of the United States) that exclusively include either Fortive’s or the Company’s operations. In accordance with the Tax Matters Agreement, Fortive is liable for and has indemnified the Company against all income tax liabilities involving “Joint” filings for periods prior to the Separation. The Company remains liable for certain pre-Separation income tax liabilities including those related to the Company’s “Separate” filings.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state, and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of the Company’s global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax audit assessments, tax rulings and court decisions, and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary.
Furthermore, changes in multilateral agreements and the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the OECD and could significantly increase the Company’s tax provision, cash taxes paid, and effective tax rate in future years. The OECD has issued significant global tax policy changes that include both expanded reporting as well as technical global tax policy changes. During 2021, an agreed framework and model rules for a global minimum corporate tax rate of fifteen percent (15%) was released by the OECD. Many countries in which the Company operates have implemented legislation to align with model rules and with effective dates spanning from 2024 through 2025. The impact of the OECD framework for a “Pillar Two” global minimum corporate income tax rate of 15% has been included within the provision for income taxes. In January 2026, the OECD issued additional administrative guidance related to Pillar Two. The Company is evaluating the impact of this guidance on its global minimum tax exposure. Based on current information, the Company does not expect a material impact on its consolidated and condensed financial statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, including, but not limited to, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (“TCJA”), modifications to the international tax framework and the restoration of favorable tax treatment for certain business investments. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA is expected to provide significant cash tax benefits to the Company in 2025 through 2027. In addition, as a result of the retroactive treatment for research and experimental expenditures enacted under OBBBA, Ralliant was notified of Fortive’s intent to accelerate the amortization of previously capitalized research and experimental expenditures. Accordingly, Ralliant reduced its deferred tax assets by approximately $57.0 million in 2025.
For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors” in this Annual Report.
Effective Tax Rate
The following table summarizes the Company’s effective tax rate:

	Year Ended December 31,
	2025	2024
Effective tax rate	(0.5)%	18.0%
Ralliant’s effective tax rate for 2025 differs from the U.S. federal statutory rate of 21% due primarily to non-deductible goodwill impairment, the enacted reduction in the German corporate tax rate on deferred tax balances, and the positive effects of the TCJA.
Ralliant’s effective tax rate for 2024 differs from the U.S. federal statutory rate of 21% due primarily to the impacts of credits and deductions provided by law, including those associated with state income taxes, and changes in the Company’s uncertain tax position reserves.
COMPREHENSIVE INCOME
Comprehensive income decreased by $1.19 billion in 2025 compared with 2024 due to a decrease in net income of $1.58 billion, primarily driven by the Goodwill impairment of $1.44 billion, partially offset by favorable changes in foreign currency translation of $380.8 million.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
Ralliant is exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk, and commodity prices, each of which could impact the Company’s financial results. The Company generally addresses its exposure to these risks through the Company’s normal operating and financing activities.
Interest Rate Risk
As of December 31, 2025, Ralliant’s outstanding debt consisted solely of variable rate, USD denominated term loans. The average effective rate for these loans was 5.5% in 2025, with interest expense of $32.7 million. Since drawing the term loans on June 27, 2025, the Company has made two interest elections, one for a period of six months and one for a period of three months. At the end of each interest period, the Company can choose a new period, with the resulting term being as short as a single day or as long as six months. To date, the Company has not used derivative financial instruments to manage the risk inherent within these floating rate instruments. As a result, each time a new interest period is elected, the Company is exposed to the then current market rates. Both positive and negative movements in interest rates will therefore affect the Company’s interest expense reported in the consolidated and combined statements of earnings. A hypothetical 100 basis point increase in interest rates would have resulted in approximately $6.0 million of additional interest expense in 2025. For further discussion of risks relating to interest rates, refer to “Item 1A. Risk Factors” in this Annual Report.
Foreign Currency Exchange Rate Risk
The Company faces transactional exchange rate risk from transactions with customers in countries outside of the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of an applicable subsidiary. The Company also is exposed to translational exchange rate risk related to the translation of financial statements of the Company’s foreign operations into U.S. dollars, its functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the Accumulated other comprehensive loss component of equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2025 would have resulted in a reduction of foreign currency denominated net assets and equity of approximately $234 million.
Currency exchange rates favorably impacted 2025 reported sales by 0.6% compared with 2024, as the U.S. dollar was, on average, weaker against most major currencies during 2025 compared with exchange rate levels during 2024. If the exchange rates in effect as of December 31, 2025 were to prevail throughout 2026, currency exchange rates would positively impact 2026 estimated sales by approximately 0.7% relative to the Company’s performance in 2025. In general, additional weakening of the U.S. dollar against other major currencies would further positively impact the Company’s sales and results of operations on an overall basis.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated and combined financial statements.
Credit Risk
Ralliant is exposed to potential credit losses from customer insolvency. The Company believes this risk is limited due to customer diversity across industry, geography, and product. The Company’s businesses perform customer credit evaluations as appropriate and take action to limit potential losses when risks are identified. The Company places cash and cash equivalents with multiple high-quality financial institutions to limit risk at any one institution.

Commodity Price Risk
The Company’s manufacturing and other operations employ a wide variety of components, raw materials, and other commodities, exposing its business to commodity price risk. The Company manages commodity price risk through diversification, strategic procurement, and continuous monitoring. The Company diversifies its commodity and spend portfolios to limit exposure to any single commodity or producer or manufacturer, reducing the potential impact of price fluctuations on the overall business performance. Ralliant’s procurement teams negotiate supplier contracts that include favorable pricing mechanisms where possible, allowing the Company to adapt to changing market conditions and reduce the risk of price escalations. The Company tracks commodity markets to assess potential risks and develop strategies to manage them effectively. For further discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors” in this Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
Prior to the Separation, Ralliant was dependent upon Fortive for all funding needs. For the six months ended June 27, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant (including the financing transactions described below) have been included in the consolidated and combined financial statements in this Annual Report. Financial transactions relating to business operations prior to the Separation were accounted for through the Net Former Parent investment account of the Company.
Following the Separation, management independently assesses the Company’s ability to generate cash to fund operating and investing activities. The Company believes operating cash flow and other sources of liquidity, will, after giving effect to any dividend payments and debt servicing obligations, be sufficient to fund the Company’s existing businesses, consummate strategic acquisitions, fulfill its contractual obligations, and manage its capital structure on a short- and long-term basis.
On May 15, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”), with a syndicate of banks. This included an eighteen month, $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), a three-year, $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”, and together with the Eighteen-Month Term Loan, the “Term Loans”) and a five-year $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement contains an option to request increases of the Credit Facilities (in any combination thereof) of up to an aggregate amount of $500.0 million, subject to lender agreement, and upon the satisfaction of certain conditions.
On June 27, 2025, $1.15 billion was drawn pro rata under the Term Loans. Proceeds were used to pay Fortive for the contribution of assets to Ralliant by Fortive in connection with the Separation. Refer to Note 5 to the consolidated and combined financial statements included in this Annual Report for more information related to the Company’s long-term indebtedness.
Borrowings under the Credit Agreement are prepayable at any time in whole or in part without premium or penalty. Term Loans may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed prior to the maturity date.
Ralliant must maintain a Consolidated Net Leverage Ratio, as defined by the Credit Agreement, of 3.50 to 1.00 or less; provided that, not more than two times after the Closing Date of the Credit Agreement, the maximum Consolidated Net Leverage Ratio may be increased to 4.00 to 1.00 in connection with any permitted acquisition by Ralliant occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of indebtedness in connection with such acquisition) equal to or in excess of $100.0 million, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive quarters thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Consolidated Net Leverage Ratio is calculated at the end of each fiscal quarter and commenced in the fiscal quarter ending September 26, 2025.

On November 24, 2025, Ralliant, entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment (i) removes the credit spread adjustment and thereby reduces the Term SOFR interest rate applicable to the Company’s revolving credit facility and term loans by 0.10%, (ii) eliminates the ratings-based pricing grid that previously applied to the Company’s revolving credit facility and term loans upon receipt of a debt rating, and (iii) permanently reduces the outstanding undrawn commitments by the applicable lenders under the Three-Year Term Loan and the Eighteen-Month Term Loan to $0, thereby eliminating the 0.125% ticking fee on undrawn term loan commitments. All other material terms of the Credit Agreement remain in full force and effect as originally executed.
The Term Loans contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations. As of December 31, 2025, Ralliant was in compliance with all of the covenants under the Credit Agreement and the Amendment.
The Company cannot assure that its net cash provided by operating activities, cash and equivalents, or cash available under its Credit Facilities will be sufficient to meet its future needs. If the Company is unable to generate sufficient cash flows from operations and if availability under its Credit Facilities is not sufficient, the Company may have to obtain additional financing. If additional capital is obtained by issuing equity, the interests of existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may contain financial and other covenants which significantly restrict its operations. The Company cannot assure that it could obtain refinancing or additional financing on favorable terms or at all.
On June 28, 2025, the Company's Board of Directors approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time. The share repurchase authorization is consistent with the Company's capital allocation strategy to prioritize returning capital to shareholders. No share repurchases have occurred as of December 31, 2025. Subsequent to December 31, 2025, the Company repurchased 1.2 million shares at an average price of $42.40 for a total cost of $50.0 million, leaving $150.0 million remaining under the share repurchase authorization.
On January 29, 2026, the Board declared a quarterly common stock dividend of $0.05 per share, which is payable on March 23, 2026 to stockholders of record as of the close of business on March 9, 2026.
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Year Ended December 31,
($ in millions)	2025	2024
Net cash provided by operating activities	$397.6	$454.5

Purchases of property, plant and equipment	$(39.2)	$(34.3)
Proceeds from sale of property	1.5	60.2
Cash paid for acquisitions, net of cash received	—	(1,718.2)
Cash infusion into divestiture	—	(14.0)
All other investing activities		(1.0)
Net cash used in investing activities	$(37.7)	$(1,707.3)

Proceeds from borrowings	$1,146.8	$—
Consideration paid to Former Parent in connection with Separation	(1,150.0)	—
Net transfers (to) from Former Parent	(43.0)	1,261.1
Dividends paid	(11.3)	—
All other financing activities	2.8	—
Net cash (used in) provided by financing activities	$(54.7)	$1,261.1

Operating Activities
Net cash provided by operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Net cash provided by operating activities was $397.6 million in 2025, representing a decrease of $56.9 million compared with 2024. The year-over-year change in net cash provided by operating activities was primarily attributable to the following factors:
•A year-over-year decrease of $63.7 million in Net (loss) earnings, net of non-cash items (Goodwill impairment, Amortization, Depreciation, Stock-based compensation, Gain on sale of property, net of Loss from divestiture).
•The aggregate changes in Accounts receivable, Inventories, net, and Trade accounts payable generated $5.8 million of cash during 2025 compared with generating $48.2 million during 2024. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, net, and trade accounts payable depends upon how effectively the cash conversion cycle is managed, which generally represents the number of days that elapse from the day the Company pays for the purchase of raw materials and components to the collection of cash from its customers, and can be significantly impacted by the timing of collections and payments in a period. The higher cash provided by operating activities in 2024 was primarily driven by lower inventory levels and the negotiation of extended payment terms of the Company’s supplier contracts.
•The aggregate changes in Prepaid expenses and other current assets, Accrued expenses and other liabilities, and deferred income taxes generated $0.9 million of cash during 2025 compared with using $48.3 million of cash in the comparable period of 2024. The year-over-year changes were dependent upon how effectively the Company managed the cash conversion cycle and driven by timing differences related to contract assets, contract liabilities, payments of employee compensation, income taxes, and interest.
Investing Activities
Net cash used in investing activities decreased by $1.67 billion during 2025 compared with 2024, primarily due to acquisition-related activity in the prior year.
Capital expenditures are made primarily for increasing production capacity, replacing aged equipment, supporting product development initiatives for product offerings, and improving information technology systems. Capital expenditures totaled $39.2 million in 2025 and $34.3 million in 2024.
Financing Activities
Net cash provided by financing activities reflects Proceeds from borrowings, net of issuance costs, of $1.15 billion, offset by the Consideration paid to Former Parent in connection with the Separation of $1.15 billion. Other financing activity includes net cash transferred to Former Parent during 2025 of $43.0 million, primarily related to the cash adjustment paid to Fortive in accordance with the Separation and Distribution Agreement and the payments made in the period related to the Tax Matters Agreement.
Cash and Cash Requirements
Cash
The Company held $318.8 million of Cash and equivalents as of December 31, 2025 and no Cash and equivalents as of December 31, 2024.
The Company requires cash to fund working capital, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund pension plans as required, pay dividends to shareholders, and support other business needs or objectives. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions and repayment of maturing debt, the Company may also borrow under its

Credit Facilities or enter into new credit facilities to borrow directly thereunder. It also may access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
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
Cash Requirements
The following table sets forth a summary of Ralliant’s short-term and long-term cash requirements as of December 31, 2025 under (1) long-term debt principal and interest obligations, (2) leases, and (3) purchase obligations. The table below does not reflect any other such obligations, as the timing and amounts of any such payments are uncertain.

	Total	Due within one year of December 31, 2025	Due later than one year from December 31, 2025
Commitments:
Long-term debt principal payments (a)	$1,150.0	$530.8	$619.2
Interest payments on long-term debt (b)	95.7	53.6	42.1
Operating lease obligations (c)	90.9	18.9	72.0
Purchase obligations (d)	263.1	208.4	54.7
Total	$1,599.7	$811.7	$1,100.3
(a) The amount due within one year of December 31, 2025 is related to the Eighteen-Month Term Loan due December 2026. Refer to Note 9 to the consolidated and combined financial statements included in this Annual Report for additional information regarding the Company’s indebtedness as of December 31, 2025.

(b) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2025. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(c) Includes future lease payments for operating leases having initial noncancelable lease terms in excess of one year.
(d) Consist of agreements to purchase goods or services that are enforceable and legally binding on Ralliant and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction.

Other liabilities reflected on the balance sheet under GAAP includes $190.3 million due within one year of December 31, 2025 and $235.6 million due later than one year from December 31, 2025. The other liabilities primarily consisted of $260.5 million of compensation obligations, post-retirement benefits, pension benefit obligations, estimated environmental remediation costs, and self-insurance and litigation claims and $165.4 million net income tax liabilities. The timing of cash flows associated with these obligations was based upon management’s estimates over the terms of these arrangements and was largely based upon historical experience.
During 2025, Ralliant contributed $4.9 million to its non-U.S. defined benefit pension plans. During 2026, the Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be approximately $5.7 million. Ralliant’s contributions to its U.S. defined benefit pension plans were immaterial in 2025 and are expected to be immaterial in 2026. The ultimate amounts the Company will contribute depends upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates, and other factors.

Pursuant to the terms of the Tax Matters Agreement, Ralliant is required to reimburse Fortive or pay taxing authorities directly for an amount contractually agreed with Fortive of approximately $51.0 million. Of the approximately $51.0 million of tax transaction costs, $50.0 million was paid during 2025 and $1.1 million was accrued as a payable due to Fortive as of December 31, 2025. The total tax transaction costs of $51.0 million were recognized in the third quarter and were recorded as an offset to additional paid-in capital as the items represent a settlement with the Former Parent in accordance with the Tax Matters Agreement.
Borrowings under the Credit Facilities bear interest as described in Note 9 to the consolidated and combined financial statements included in this Annual Report. At facility close, Ralliant made an interest election of six-month Secured Overnight Financing Rate (“SOFR”). The first related interest payment of $16.4 million was paid on September 29, 2025 and the second payment of $15.8 million was paid on December 29, 2025, at which time a new three-month SOFR interest election was made.
As of December 31, 2025, the Company believes it has sufficient liquidity to satisfy its cash needs for the next 12 months and foreseeable future. Management expects to refinance its Eighteen-Month Term Loan prior to its maturity in December 2026.
CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of Ralliant’s financial condition and results of operations is based upon the Company’s consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates and judgments on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
The Company believes the following accounting estimates are most critical to an understanding of its financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period to period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 2 to the consolidated and combined financial statements included in this Annual Report.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. Under the acquisition method, the consolidated and combined financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Business combinations typically result in the recognition of goodwill, developed technology, and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair value of acquired intangible assets is determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning useful lives to certain definite-lived intangible and tangible assets. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted cash flows of the acquired business including earnings before interest, taxes, depreciation, and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates, customer attrition rates, and technology obsolescence rates. These assumptions are forward looking and could be negatively affected by future economic and market conditions. If the actual results differ from the estimates and judgments used, the amounts of intangible assets and goodwill recorded in the consolidated and combined financial statements may be subject to impairment, as discussed in the "Goodwill and Other Indefinite-Lived Intangible Assets" section below. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with material acquisitions. In connection with the EA acquisition in the first quarter of 2024, the Company recorded approximately $1.18 billion of goodwill and approximately $681.2 million of intangible assets. Refer to Note 2, Note 3, and Note 5 to the consolidated and combined financial statements included in this Annual Report for a description of the Company’s policies and disclosures relating to goodwill, acquired intangibles, and acquisitions.

Goodwill and Other Indefinite-Lived Intangible Assets
The Company evaluates goodwill and other indefinite-lived intangible assets for possible impairment as of the beginning of the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As part of its annual impairment testing, the Company may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is more likely than not that the fair value of the intangible asset or reporting unit is more than its carrying value, then no further testing is required. Otherwise, the indefinite-lived intangible asset other than goodwill or reporting unit is quantitatively tested for impairment.
Indefinite-lived intangible assets other than goodwill are quantitatively tested for impairment by estimating the fair value of the asset based on an income approach using the relief-from-royalty method. Under this method, forecasted revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark, and the estimated fair value is calculated as the present value of those forecasted royalties avoided by owning the trademark. These analyses require management to make significant judgments and estimates about future revenues, expenses, market conditions, royalty rates, and discount rates related to these assets.For quantitative goodwill impairment testing, the Company estimates the fair value of a reporting unit using both income-based and market-based valuation methods. Based on the range of estimated fair values developed from the income- and market-based methods, the Company determines the estimated fair value for the reporting unit as compared to the carrying value.
The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to present value using the reporting unit’s weighted average cost of capital (“WACC”). The discounted cash flow model requires significant judgmental assumptions about projected revenue growth, future operating margins, discount rates, and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
The estimated fair value of a reporting unit calculated using the income approach is sensitive to changes in the underlying assumptions. In developing these assumptions, the Company relies on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors and ultimately impact the estimated fair value determinations may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from the Company’s assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.
For the market-based approach, management uses the guideline public company method. The guideline public company method analyzes market multiples of EBITDA for a group of comparable public companies. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to the Company’s reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments in determining the group of comparable public companies selected.
Qualitative Annual Assessment
In the fourth quarter of 2025, the Company performed a qualitative analysis for all reporting units and indefinite-lived intangible assets. Under ASC 350, the Company has an option to perform a qualitative assessment of its reporting units and other indefinite-lived intangible assets to determine whether further impairment testing is necessary. In this qualitative assessment, the Company considered the following items for each of the reporting units and other indefinite-lived intangible assets: macroeconomic conditions, industry and market conditions, overall financial performance, and other entity specific events. Based on the results of the qualitative assessment, the Company concluded it was more likely than not that the Test and Measurement reporting unit and Tektronix indefinite-lived trade name carrying values exceeded their fair values and a quantitative assessment was performed, as discussed further below. The carrying values of the remaining reporting units’ goodwill and other indefinite-lived intangible assets at the annual impairment testing date of September 27, 2025, were $770.5 million and $17.5 million, respectively. The Company concluded it was more likely than not that the fair values exceeded the carrying values of these assets.

Quantitative Assessment
The Company completed the quantitative assessments for the Tektronix indefinite-lived trade name and Test and Measurement reporting unit using the income- and market-based valuation methods as described above. The Company’s revenue and profitability forecasts considered recent and historical performance, strategic initiatives, and industry trends. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.
Key assumptions developed by management and used in the quantitative analysis of the Tektronix indefinite-lived trade name included:
•Financial projections and future cash flows associated with the trade name, including revenue growth rates, throughout the forecast period reflect the approved operating budget and strategic plan, as well as current industry trends and growth expectations;
•Terminal growth rates based on the expected long-term growth rate of the business;
•Royalty rates based on market data as well as historical royalty rates; and
•Market-based discount rates.
Key assumptions developed by management and used in the quantitative analysis of the Test and Measurement reporting unit included:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts and lower than original projections included in the EA acquisition model, revenue growth rates and profitability margin improvement throughout the forecast period that reflects the long-term strategy for the business as well as revised industry outlook and expectations, specifically within the EV market;
•Terminal growth rates based on the expected long-term growth rate of the business; and
•Market-based discount rates.
The valuation models used by management in the impairment testing assume revenue growth, margin improvement, and execution of its long-term growth strategy. If the reporting unit is unable to achieve the financial projections, including recovery from the current policy and macroeconomic environment, an additional impairment of the Test and Measurement reporting unit goodwill or the Tektronix indefinite-lived trade name could occur in the future.
The discount rate was based on the reporting unit’s WACC that considered market participant assumptions and was adjusted, as appropriate, to factor in the risk of the reporting unit or intangible asset. The royalty rate was selected based on consideration of historical royalty rates and royalty rates received by market participants in comparable industries.
As a result of the quantitative assessment for the Tektronix indefinite-lived trade name, the Company concluded the fair value exceeds the carrying value by approximately 20% and no impairment was recorded.
As a result of the quantitative assessment for the Test and Measurement reporting unit, the Company concluded the fair value did not exceed the carrying value, primarily driven by revised expectations for the EA Elektro-Automatik business, reflecting slower-than-anticipated progression and recent reduction in industry forecasts of future EV adoption, and recorded an impairment charge to the Test and Measurement reporting unit goodwill of $1.44 billion in the Consolidated and Combined Statement of Earnings for the year ended December 31, 2025. The remaining carrying value of the Test and Measurement reporting unit goodwill after the impairment charge was $901.3 million.

Income Taxes
For a description of the Company’s income tax accounting policies and disclosures, refer to Note 2 and Note 13 to the consolidated and combined financial statements included in this Annual Report.
Ralliant accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, using enacted tax rates expected to apply in the periods in which those differences reverse.
The realization of deferred tax assets depends on the generation of sufficient future taxable income within applicable carryforward periods. The Company records valuation allowances when it is more likely than not that some or all deferred tax assets will not be realized. This determination requires significant judgment, including estimates of future taxable income, the timing and reversal of temporary differences, and the feasibility of tax planning strategies. Changes in these estimates could materially affect the Company’s income tax provision and effective tax rate.
Ralliant recognizes unrecognized tax benefits for uncertain tax positions when, based on their technical merits, it is more likely than not that the position will not be sustained upon examination. These assessments require judgment in interpreting tax laws and evaluating relevant facts and circumstances. The Company reassess uncertain tax positions on an ongoing basis and adjust unrecognized tax benefits as appropriate for changes in law, audit outcomes, judicial rulings, or the expiration of statutes of limitations. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.
NEW ACCOUNTING STANDARDS
For a discussion of new accounting standards relevant to the Company, refer to Note 2 to the consolidated and combined financial statements included in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included under the heading “Financial Instruments and Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Ralliant Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Ralliant Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated and combined statements of (loss) earnings, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Goodwill impairment test for the Test and Measurement reporting unit
At December 31, 2025, the Company’s goodwill was $1.7 billion and the goodwill attributed to the Test and Measurement reporting unit was $901.3 million. As discussed in Note 5 of the consolidated and combined financial statements, goodwill is tested for impairment at least annually at the reporting unit level.
The Company performed its annual goodwill impairment test in the fourth quarter of 2025 and used both a discounted cash flow model and a guideline public company approach in its assessment of the Test and Measurement reporting unit. The results of the goodwill impairment test indicated that the carrying value of the Test and Measurement reporting unit exceeded its fair value, and the Company recorded a partial goodwill impairment charge of $1.4 billion related to the Test and Measurement reporting unit.
Auditing management’s annual goodwill impairment test for the Test and Measurement reporting unit was complex due to significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the projected revenues, projected profitability margins, long-term growth rate, and the discount rate, which are affected by expectations about future market or economic conditions and the economic performance of the Test and Measurement reporting unit.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Test and Measurement reporting unit used in the annual goodwill impairment test, we performed audit procedures that included, among others, assessing the methodologies used to determine the fair value of the Test and Measurement reporting unit, and testing the significant assumptions discussed above. We compared the significant assumptions used by management to historical results and current industry and economic trends. We also evaluated any identified contrary evidence, assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we involved our internal valuation specialists to assist in the evaluation and testing of the significant valuation assumptions discussed above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2024.
Raleigh, North Carolina
February 26, 2026

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
($ in millions, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and equivalents	$318.8	$—
Accounts receivable less allowance for credit losses of $7.8 and $11.3, respectively	285.3	293.8
Inventories:
Finished goods	63.5	72.1
Work in process	119.5	90.1
Raw materials	118.6	120.7
Inventories, net	301.6	282.9
Prepaid expenses	56.7	40.8
Other current assets	13.7	1.1
Total current assets	976.1	618.6
Property, plant, and equipment, net	214.2	200.2
Other assets	163.7	151.0
Goodwill	1,672.4	2,940.0
Other intangible assets, net	795.2	809.6
Total assets	$3,821.6	$4,719.4

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$530.4	$—
Trade accounts payable	263.7	254.6
Accrued expenses and other current liabilities	365.6	279.1
Total current liabilities	1,159.7	533.7
Long-term debt	618.4	—
Other long-term liabilities	409.2	422.9
Total liabilities	2,187.3	956.6
Commitments and contingencies (Note 14)

Equity:
Common stock: $0.01 par value, as of December 31, 2025 and December 31, 2024, 1,300 million and 1,000 shares authorized, respectively; and 112.9 million and 100 shares issued and outstanding, respectively	1.1	—
Preferred stock: $0.01 par value, 10.0 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	3,223.4	—
Accumulated deficit	(1,345.3)	—
Accumulated other comprehensive loss	(244.9)	(491.3)
Net Former Parent investment	—	4,254.1
Total equity	1,634.3	3,762.8
Total liabilities and equity	$3,821.6	$4,719.4
See the accompanying Notes to the consolidated and combined financial statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF (LOSS) EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Sales	$2,068.8	$2,154.7	$2,155.7
Cost of sales	(1,028.5)	(1,042.6)	(1,036.0)
Gross profit	1,040.3	1,112.1	1,119.7
Operating costs:
Selling, general, and administrative	(616.6)	(552.1)	(446.4)
Research and development	(165.0)	(163.5)	(161.5)
Gain on sale of property	—	63.1	—
Goodwill impairment	(1,441.7)	—	—
Operating (loss) profit	(1,183.0)	459.6	511.8
Non-operating expense, net:
Interest expense, net	(32.3)	—	—
Loss from divestiture	—	(25.6)	—
Other non-operating expenses, net	(1.1)	(1.4)	(2.0)
(Loss) earnings before income taxes	(1,216.4)	432.6	509.8
Income tax expense	(6.1)	(78.0)	(93.0)
Net (loss) earnings	$(1,222.5)	$354.6	$416.8

Net (loss) earnings per share:
Basic	$(10.84)	$3.15	$3.70
Diluted	$(10.84)	$3.15	$3.70
Average common stock and common equivalent shares outstanding:
Basic	112.8	112.7	112.7
Diluted	112.8	112.7	112.7
See the accompanying Notes to the consolidated and combined financial statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Net (loss) earnings	$(1,222.5)	$354.6	$416.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	244.7	(136.1)	(5.5)
Pension and post-retirement plan benefit adjustments	1.7	(2.0)	(2.5)
Total other comprehensive income (loss), net of income taxes	246.4	(138.1)	(8.0)
Comprehensive (loss) income	$(976.1)	$216.5	$408.8
See the accompanying Notes to the consolidated and combined financial statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Equity
	Shares Outstanding	Amount
Balance, December 31, 2022	—	$—	$—	$—	$(345.2)	$2,603.8	$2,258.6
Net earnings for the period	—	—	—	—	—	416.8	416.8
Net transfers to Former Parent	—	—	—	—	—	(431.7)	(431.7)
Other comprehensive loss	—	—	—	—	(8.0)	—	(8.0)
Stock-based compensation	—	—	—	—	—	25.0	25.0
Balance, December 31, 2023	—	—	—	—	(353.2)	2,613.9	2,260.7
Net earnings for the period	—	—	—	—	—	354.6	354.6
Net transfers from Former Parent	—	—	—	—	—	1,261.1	1,261.1
Other comprehensive loss	—	—	—	—	(138.1)	—	(138.1)
Stock-based compensation	—	—	—	—	—	24.5	24.5
Balance, December 31, 2024	—	—	—	—	(491.3)	4,254.1	3,762.8
Net loss (income) for the period	—	—	—	(1,334.0)		111.5	(1,222.5)
Recapitalization	112.7	1.1	—	—	—	(1.1)	—
Consideration paid to Former Parent in connection with the Separation	—	—	—	—	—	(1,150.0)	(1,150.0)
Noncash adjustments to Former Parent's investment, net	—	—	3,269.5	—	—	(3,276.3)	(6.8)
Net transfers to Former Parent	—	—	(90.2)	—	—	47.2	(43.0)
Other comprehensive income	—	—	—	—	246.4	—	246.4
Dividends to common stockholders ($0.10 per common share)	—	—	—	(11.3)		—	(11.3)
Stock-based compensation	0.2	—	44.8	—	—	14.6	59.4
Shares withheld for taxes	—	—	(0.7)	—	—	—	(0.7)
Balance, December 31, 2025	112.9	$1.1	$3,223.4	$(1,345.3)	$(244.9)	$—	$1,634.3

See the accompanying Notes to the consolidated and combined financial statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(1,222.5)	$354.6	$416.8
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	1,441.7	—	—
Amortization	86.9	84.0	3.6
Depreciation	28.6	29.0	27.1
Stock-based compensation	56.2	24.5	25.0
Gain on sale of property	—	(63.1)	—
Loss from divestiture	—	25.6	—
Change in deferred income taxes	(62.7)	(23.1)	(15.1)
Change in accounts receivable, net	15.2	8.7	9.3
Change in inventories	(13.0)	16.7	(10.3)
Change in trade accounts payable	3.6	22.8	(18.1)
Change in prepaid expenses and other assets	(30.1)	11.9	(20.1)
Change in accrued expenses and other liabilities	93.7	(37.1)	43.6
Net cash provided by operating activities	397.6	454.5	461.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(39.2)	(34.3)	(29.2)
Proceeds from sale of property	1.5	60.2	6.8
Cash paid for acquisitions, net of cash received	—	(1,718.2)	—
Cash infusion into divestiture	—	(14.0)	—
All other investing activities	—	(1.0)	—
Net cash used in investing activities	(37.7)	(1,707.3)	(22.4)

Cash flows from financing activities:
Net proceeds from borrowings	1,146.8	—	—
Consideration paid to Former Parent in connection with separation	(1,150.0)	—	—
Net transfers (to) from Former Parent	(43.0)	1,261.1	(431.7)
Dividends paid	(11.3)	—	—
All other financing activities	2.8	—	—
Net cash (used in) provided by financing activities	(54.7)	1,261.1	(431.7)

Effect of exchange rate changes on cash and equivalents	13.6	(8.3)	(7.7)
Net change in cash and equivalents	318.8	—	—
Beginning balance of cash and equivalents	—	—	—
Ending balance of cash and equivalents	$318.8	$—	$—
See the accompanying Notes to the consolidated and combined financial statements.

RALLIANT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ and shares in millions, except per share amounts, unless otherwise noted)
NOTE 1. BUSINESS OVERVIEW AND BASIS FOR PRESENTATION
Ralliant Corporation (“Ralliant,” the “Company,” or “it”) is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. The Company empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Test and Measurement and Sensors and Safety Systems – include well-known brands with prominent positions across a range of attractive end markets.
On May 27, 2025, the Board of Directors of Fortive Corporation (“Fortive” or the “Former Parent”) approved the separation of Fortive’s Precision Technologies (“PT”) operating segment through the pro rata distribution of all of the issued and outstanding common stock of Ralliant to Fortive's stockholders (the “Separation”). Ralliant’s Registration Statement on Form 10, as amended, was declared effective by the SEC on May 30, 2025.
In connection with the Separation, on June 27, 2025, the net assets of the Ralliant businesses were contributed to Ralliant, a wholly-owned subsidiary of the Former Parent, and, as partial consideration for such contribution, Ralliant made a cash payment to Fortive in the amount of $1.15 billion. In addition, on June 27, 2025, the 100 shares of Ralliant common stock held by Fortive were recapitalized into 112,730,036 shares of Ralliant common stock. All per share amounts in the Consolidated and Combined Statements of (Loss) Earnings have been retroactively adjusted to give effect to this recapitalization.
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
Basis of Presentation
Ralliant has historically operated as part of Fortive and not as a separate, publicly-traded company. For the periods prior to the Separation, the combined financial statements have been derived from Fortive’s historical accounting records of its PT segment and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Ralliant are included as a component of the consolidated and combined financial statements. The financial statements also include allocations of certain general, administrative, sales, and marketing expenses from Fortive’s corporate office and from other Fortive businesses to Ralliant, and allocations of related assets, liabilities, and Net Former Parent investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Ralliant been an entity that operated independently of Fortive. Related-party allocations are discussed further in Note 18.
Following the Separation, the consolidated and combined financial statements included the accounts of Ralliant and its wholly-owned subsidiaries. Accordingly:
•The Consolidated Balance Sheet at December 31, 2025 consisted of Ralliant’s consolidated balances, while the Combined Balance Sheet at December 31, 2024 consisted of the combined balances of the Ralliant businesses.
•The Consolidated and Combined Statements of (Loss) Earnings and Statements of Comprehensive (Loss) Income for the year ended December 31, 2025 consisted of Ralliant’s consolidated results for the six months ended December 31, 2025 and the combined results of Ralliant’s businesses for the six months ended June 27, 2025. The Combined Statements of (Loss) Earnings and Statements of Comprehensive (Loss) Income for the years ended December 31, 2024 and 2023 consisted of the combined results of the Ralliant businesses.

•The Consolidated and Combined Statements of Equity for the year ended December 31, 2025 consisted of Ralliant’s consolidated activity for the six months ended December 31, 2025 and the combined results of Ralliant’s businesses for the six months ended June 27, 2025. The Combined Statements of Equity for the years ended December 31, 2024 and 2023 consisted of the combined activity of the Ralliant businesses.
•The Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2025 consisted of Ralliant’s consolidated results for the six months ended December 31, 2025 and the combined results of Ralliant’s businesses for the six months ended June 27, 2025. The Combined Statements of Cash Flows for the years ended December 31, 2024 and 2023 consisted of the combined results of the Ralliant businesses.
Prior to the Separation, Ralliant was dependent upon Fortive for all of its working capital and financing requirements under Fortive’s centralized approach to cash management and financing of its operations. Because the Company was part of Fortive during the six months ended June 27, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant and related to the Separation have been included in these consolidated and combined financial statements. Other financial transactions relating to the business operations of the Company during the six months ended June 27, 2025 were accounted for through the Net Former Parent investment account of the Company.
Net Former Parent investment, which includes retained earnings prior to the Separation, represents Fortive’s interest in the recorded net assets of Ralliant. All significant transactions between Ralliant and Fortive have been included in the accompanying consolidated and combined financial statements for the years ended December 31, 2025, 2024, and 2023. Transactions with Fortive are reflected in the accompanying Consolidated and Combined Statements of Changes in Equity as “Net transfers (to) from Former Parent” and in the accompanying Consolidated and Combined Balance Sheets within “Net Former Parent investment.”
All significant intercompany accounts and transactions between the operations comprising Ralliant have been eliminated in the accompanying Consolidated and Combined Statements of (Loss) Earnings for the years ended December 31, 2025, 2024, and 2023 and the Consolidated and Combined Balance Sheets as of December 31, 2025 and December 31, 2024.
The accompanying consolidated and combined financial statements present the Company’s historical financial position, results of operations, changes in equity, and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of the Company.
The consolidated and combined financial statements include the Company’s accounts and the accounts of its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Company reclassified sales by geography in the fourth quarter of 2025 to better align sales to the end customer, further disaggregate property, plant, and equipment by category, and separated the presentation of Prepaid expenses from Other current assets on the Consolidated and Combined Balance Sheet. Prior year information has been recast to conform to current year presentation. Such change to the Company’s reporting process is not material to the Company’s consolidated and combined financial statements.
Segment Presentation
Ralliant operates through two reportable segments that are also its two operating segments (i) Test and Measurement and (ii) Sensors and Safety Systems, which are further described below.
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

The Company’s Sensors and Safety Systems segment provides leading power grid monitoring solutions, safety systems for mission critical defense and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential. The Sensors and Safety Systems segment provides advanced monitoring, protection, and diagnostic solutions for high-voltage electrical assets in power generation, transmission, and distribution. The segment’s energetic materials, ignition safety systems, and precision pyrotechnic devices are used in mission-critical applications such as satellite deployment, rocket propulsion initiation, aerial vehicle safety systems, and military defense systems. The Sensors and Safety Systems segment also provides premium sensing products encompassing liquid level, flow, and pressure sensors, motion sensors and components, and hygienic sensors.
Segment Realignment and Divestiture
In June 2024, Invetech, excluding the Dover Motion Business, was divested to Invetech’s management team (the “Invetech Divestiture”). Refer to Note 3 to the consolidated and combined financial statements included in this Annual Report for more information on the Invetech Divestiture.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets (including goodwill and other indefinite-lived intangible assets), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Ralliant bases these estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ from these estimates.
Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Credit Losses—The Company measures its allowance to reflect expected credit losses over the remaining contractual life of the asset. Expected credit losses for the pooled assets are estimated based on historical loss experience, credit quality, the durations of outstanding account receivables, and expectations of the future economic environment. Expected credit losses of the assets originating during the year and changes to expected losses in the same period are recognized in earnings.
All trade accounts and unbilled receivables are recorded within the Consolidated and Combined Balance Sheet, adjusted for any write-offs, and net of allowances for credit losses. The Company regularly performs detailed reviews of the Company’s portfolios to evaluate the collectability of receivables based on a combination of past, current, and future financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. Ralliant does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. During the years ended December 31, 2025, 2024, and 2023, the allowance for credit losses, write-off activity, and recoveries were immaterial.
Inventory Valuation—Inventories include the costs of material, labor, and overhead. Substantially all inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method or the average-weighted cost method.

Property, Plant, and Equipment—Property, plant, and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery, equipment and other	3 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
Fair Value of Financial Instruments—Ralliant’s financial instruments consist primarily of accounts receivable, nonqualified deferred compensation plans, and obligations under trade accounts payable. Due to their short-term nature, the carrying values for accounts receivable and trade accounts payable approximate fair value. Refer to Note 6 to the consolidated and combined financial statements included in this Annual Report for additional information regarding the fair value of financial instruments.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from Ralliant’s business acquisitions. In accordance with accounting standards related to business combinations, goodwill and other indefinite-lived intangible assets are not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests goodwill and other intangible assets with indefinite lives at least annually for impairment. Refer to Note 5 to the consolidated and combined financial statements included in this Annual Report for additional information about the Company’s goodwill and other intangible assets.
Revenue Recognition—Ralliant derives revenue primarily from the sale of products, with additional revenue from the sale of services. Revenue is recognized when control of promised products or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services.
Product sales include revenue from the sale of products and equipment. Service sales include revenues from extended warranties, maintenance contracts or services, and services related to previously sold products.
For revenue related to a product or service to qualify for recognition, Ralliant must have an enforceable contract with a customer that defines the goods or services to be transferred and the payment terms related to those goods or services. Further, collection of substantially all consideration for the goods or services transferred must be probable based on the customer’s intent and ability to pay the promised consideration. Ralliant applies judgment in determining the customer’s ability and intention to pay, which is based on a combination of financial and qualitative factors, including the customer’s financial condition, collateral, debt-servicing ability, past payment experience, and credit bureau information.
Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are considered in determining the transaction price for the contract. These allowances and rebates are reflected as a reduction in the contract transaction price. Judgment is exercised in determining product returns, customer allowances, and rebates, and are estimated based on historical experience and known trends.

Most of Ralliant’s sales contracts contain standard terms and conditions. Ralliant evaluates contracts to identify distinct goods and services promised in the contract (performance obligations). Sometimes this evaluation involves judgment to determine whether the goods or services are highly dependent on or highly interrelated with one another, or whether such goods or services significantly modify or customize one another. Certain customer arrangements include multiple performance obligations, typically hardware, installation, training, consulting, and other services. Generally, these elements are delivered within the same reporting period, except services. Ralliant allocates the contract transaction price to each performance obligation on a relative standalone selling price basis. Ralliant estimates standalone selling price using the observable price that the good or service sells for separately in similar circumstances and to similar customers or, if observable price is not available, other methods. Allocating the transaction price to each performance obligation sometimes requires judgment.
Revenue from sales of hardware is recognized when control transfers to the customer, which is generally when the product is shipped. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation, other services noted above, or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Further, revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Shipping and Handling—Shipping and handling costs are included as a component of Cost of sales in the Consolidated and Combined Statements of (Loss) Earnings. Revenue derived from shipping and handling costs billed to customers is included in Sales of products in the Consolidated and Combined Statements of (Loss) Earnings.
Advertising—Advertising costs are expensed as incurred.
Research and Development—Ralliant conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use, and reliability of the Company’s existing products, and expanding the applications for which uses of Ralliant’s products are appropriate. Research and development costs are expensed as incurred.
Restructuring—Ralliant periodically initiates restructuring activities to appropriately position Ralliant’s cost base relative to prevailing economic conditions and associated customer demand, as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges, in addition to facility closure, contract termination, and other related activities. Ralliant records the cost of the restructuring activities when the associated liability is incurred.
In the third quarter of 2025, the Company announced a Cost Savings program, which is expected to be completed by December 31, 2026. The nature of the activities is focused on spin-related dis-synergies within the Test & Measurement segment. In the fourth quarter of 2024, Ralliant initiated a discrete restructuring plan that was completed as of December 31, 2025. The nature of the activities in the plan was related to the Separation and consisted primarily of targeted workforce reductions to realign the cost structure. In the first quarter of 2023, Ralliant initiated a discrete restructuring plan that was completed by the end of 2023. The nature of the activities in 2023 consisted primarily of targeted workforce reductions in response to overall macroeconomic and other external conditions. Ralliant incurred these costs to position itself to provide superior products and services to customers in a cost-efficient manner, while taking into consideration the impact of broad economic uncertainties.
Ralliant incurred restructuring charges of $13.1 million, $8.5 million, and $20.4 million during the years ended December 31, 2025, 2024 and 2023, respectively. These charges are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated and Combined Statements of (Loss) Earnings. Accrued restructuring costs were $10.4 million, $5.9 million, and $13.5 million as of December 31, 2025, 2024 and 2023, respectively, and are recorded within Accrued expenses and other current liabilities in the Consolidated and Combined Balance Sheets.

Foreign Currency Transaction and Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in Net (loss) earnings. Net foreign currency transaction losses were not material in any of the years presented. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted-average exchange rates. These foreign currency translation impacts are reflected as a component of Accumulated other comprehensive loss (“AOCI”) within Consolidated and Combined Balance Sheets.
Accounting for Stock-Based Compensation—Ralliant accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance-based stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate over the requisite service period. Generally, equity awards are subject to graded vesting and compensation expense is recognized separately over each vesting tranche of the award, resulting in an accelerated expense recognition pattern. Refer to Note 15 to the consolidated and combined financial statements included in this Annual Report for additional information.
Income Taxes—In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected in the accompanying Consolidated and Combined Statements of (Loss) Earnings. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the accompanying Consolidated and Combined Statements of (Loss) Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.
Ralliant’s deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Ralliant evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If Ralliant experiences cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, Ralliant normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if Ralliant experiences cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, Ralliant then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, Ralliant would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, the Company establishes a valuation allowance and the impact is recorded in income tax expense.
Ralliant recognizes tax benefits from uncertain tax positions in income tax expense only if, in its assessment, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. Ralliant re-evaluates the technical merits of the Company’s tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. Ralliant recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 13 to the consolidated and combined financial statements included in this Annual Report for additional information.

Accumulated Other Comprehensive Loss—AOCI refers to certain gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from Net (loss) earnings as these amounts are initially recorded as an adjustment to Total equity on the Consolidated and Combined Balance Sheets. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Refer to Note 11 to the consolidated and combined financial statements included in this Annual Report for additional information.
Pension—Ralliant measures its pension assets and obligations to determine the funded status as of December 31st each year, and recognizes an asset for an overfunded status or a liability for an underfunded status in its Consolidated and Combined Balance Sheets. Changes in the funded status of the pension plans are recognized in the year in which the changes occur and are recorded within Other comprehensive income (loss). Ralliant records all components of net periodic pension costs, with the exception of service costs, in Other non-operating expenses, net, in the accompanying Consolidated and Combined Statements of (Loss) Earnings. Service costs are recorded within Cost of sales and Selling, general, and administrative expenses in the Consolidated and Combined Statements of (Loss) Earnings according to the classification of the participant’s compensation. Refer to Note 10 to the consolidated and combined financial statements included in this Annual Report for additional information on the Company’s pension plans including a discussion of actuarial assumptions.
Warranty—Ralliant generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability was determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability was reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
New Accounting Pronouncements
Issued and Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the disclosure requirements for reportable segments on an interim and annual basis. On January 1, 2024, the Company adopted ASU 2023-07 using a retrospective approach and updated the applicable annual disclosure to align with the new standard in Note 17.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends certain disclosure requirements related to income taxes on an annual basis. This standard is effective for fiscal year ending December 31, 2025, and interim periods thereafter. For the year ended December 31, 2025, the Company adopted ASU 2023-09 using a prospective basis and updated the applicable annual disclosure to align with the new standard in Note 13.

Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which amends the disclosure requirements related to certain costs and expenses on an interim and annual basis. This standard is effective for fiscal year ending December 31, 2027, and interim periods within fiscal year ending December 31, 2028. This standard should be applied either on a prospective basis or retrospective basis. The adoption of the standard is not expected to impact the Company’s consolidated and combined financial statements; however, the Company is currently evaluating the impact of the new disclosure requirements on the notes to the consolidated and combined financial statements. Upon adoption, the Company will update the applicable annual and interim disclosures to align with the new standard.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. An entity may elect the practical expedient when measuring credit losses, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for the fiscal year ending December 31, 2026 and interim periods beginning with the first quarter of 2026, with early adoption permitted, and should be applied prospectively. The Company is currently evaluating the effects of this standard; however, it does not anticipate this standard to materially impact its consolidated and combined financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, which replaces the previous stage-based model for capitalizing internal-use software development costs, with requirements where capitalization begins when management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. This standard is effective for the fiscal year ending December 31, 2028 and interim periods beginning with the first quarter of 2028, with early adoption permitted. The entity can elect to apply the new guidance through a prospective, modified transition, or retrospective approach. The Company is currently evaluating the effects of this standard on its consolidated and combined financial statements.
NOTE 3. ACQUISITIONS AND DIVESTITURES
Ralliant continually evaluates potential mergers and acquisitions that align with its business portfolio strategy or expand its portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases of businesses and resulted in the recognition of goodwill in its consolidated and combined financial statements. This goodwill arises when the purchase price for an acquired business exceeds its identifiable assets, net of liabilities. The purchase price for acquired businesses reflect a number of factors, including the future earnings and cash flow potential of the business, the strategic fit, and resulting synergies from the complementary portfolio of the acquired business to Ralliant’s existing operations, industry expertise, and market access.
Acquisitions
EA Elektro-Automatik Holding GmbH (“EA”), a leading supplier of high-power electronic test solutions for energy storage, mobility, hydrogen, and renewable energy applications, was acquired in January 2024. The acquisition of EA bolsters Ralliant’s innovative portfolio of products and services for engineers with complementary test and measurement solutions enabling the global energy transition. The total consideration paid was approximately $1.72 billion, net of acquired cash. Ralliant recorded approximately $1.18 billion of goodwill within its Test and Measurement segment related to the EA acquisition, which was not tax deductible.
For the year ended December 31, 2024, Ralliant incurred $33.2 million of pretax transaction-related costs related to the EA acquisition, which were primarily banking fees, legal fees, and amounts paid to other third-party advisers. These costs were recorded within Selling, general, and administrative expenses in the Consolidated and Combined Statements of (Loss) Earnings.
The revenue and operating loss attributable to the EA acquisition was $118.9 million and $46.6 million, respectively, for the year ended December 31, 2024. The operating loss included $81.0 million of intangible asset amortization, which was recorded in Selling, general and administrative expenses.

The fair value of the net assets acquired was based on estimates and assumptions. Significant assumptions included the discount rates and certain assumptions that form the basis of the forecasted cash flows of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates, customer attrition rates, and technology obsolescence rates.
The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed as of December 31, 2024:

Total
Accounts receivable	$18.1
Inventories	34.4
Property, plant and equipment	19.7
Goodwill	1,175.0
Other intangible assets (customer relationships, technology, and trade names)	681.2
Deferred tax liabilities	(191.8)
Other assets and liabilities, net	(18.4)
Net cash consideration	$1,718.2
Divestitures
In June 2024, Invetech, excluding the Dover Motion business, was divested to Invetech’s management team. As a result of the Invetech Divestiture, in the year ended December 31, 2024, a net realized loss of $25.6 million was recorded, which was identified as “Loss from divestiture” in the Consolidated and Combined Statements of (Loss) Earnings. The divested businesses accounted for less than 2% of total revenue and approximately 1% of total assets for the fiscal year ended December 31, 2023. The Invetech Divestiture did not represent a strategic shift with a major effect on the Ralliant’s operations and financial results, and therefore the divested businesses were not reported as discontinued operations.
NOTE 4. PROPERTY, PLANT, AND EQUIPMENT
The classes of property, plant, and equipment as of December 31 are summarized as follows:

	2025	2024
Land and improvements	$35.1	$35.9
Buildings and leasehold improvements	159.5	143.7
Machinery, equipment and other	459.7	424.0
Gross property, plant and equipment	654.3	603.6
Less: accumulated depreciation	(468.7)	(437.0)
Construction in progress	28.6	33.6
Property, plant and equipment, net	$214.2	$200.2
Property Sale
In March 2024, Test and Measurement segment sold land and certain office buildings for $90 million, for which all proceeds were transferred to the Former Parent in 2024. During the year ended December 31, 2024, Ralliant recorded a gain on sale of property of $63.1 million in the Consolidated and Combined Statements of (Loss) Earnings.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired, less assumed liabilities. Ralliant assesses the goodwill of each of its reporting units for impairment at least annually as of the first day of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. Ralliant performs both qualitative and quantitative impairment tests for reporting units, as determined to be appropriate. Ralliant first assesses its indefinite-lived and finite-lived intangible assets for impairment, prior to completing the impairment assessment for its reporting units.

Annual Impairment Testing - Goodwill and Other Indefinite-Lived Intangible Assets
In the fourth quarter of 2025, the Company performed a qualitative analysis for all reporting units and other indefinite-lived intangible assets. Under ASC 350, the Company has an option to perform a qualitative assessment of its reporting units and other indefinite-lived intangible assets to determine whether further impairment testing is necessary. In this qualitative assessment, the Company considers the following items for each of the reporting units and other indefinite-lived intangible assets: macroeconomic conditions, industry and market conditions, overall financial performance, and other entity specific events. If it is determined it is not more likely than not that the fair value exceeds the carrying value, no further testing is required. If it is determined that it is more likely than not that the fair value does not exceed the carrying value, further testing is required and, the Company will continue with the quantitative impairment test. Based on the results of the qualitative assessment, the Company concluded it was more likely than not that the Test and Measurement reporting unit and Tektronix indefinite-lived trade name carrying values exceeded the fair values and a quantitative assessment was performed. The carrying values of the remaining reporting units goodwill and other indefinite-lived intangible assets at the annual impairment testing date of September 27, 2025, were $770.5 million and $17.5 million, respectively. The Company concluded it was more likely than not that the fair values exceeded the carrying values of these assets.
In performing the quantitative impairment testing for the Tektronix indefinite-lived trade name, the Company estimated the fair value based on an income approach using the relief-from-royalty method.
Key assumptions developed by management and used in the quantitative analysis of the Tektronix indefinite-lived trade name included:
•Financial projections and future cash flows associated with the trade name, including revenue growth rates, throughout the forecast period reflect the approved operating budget and strategic plan, as well as current industry trends and growth expectations;
•Terminal growth rates based on the expected long-term growth rate of the business;
•Royalty rates based on market data as well as historical royalty rates; and
•Market-based discount rates.
In performing the quantitative impairment testing for the Test and Measurement reporting unit, the Company estimated the fair value of the reporting unit using both income-based and market-based valuation methods. Based on the estimated fair values developed from the income- and market-based methods, the Company determined the estimated fair value for the reporting unit as compared to the carrying value. The income-based approach was based on the reporting unit’s forecasted future cash flows that were discounted to present value using the reporting unit’s weighted average cost of capital (“WACC”). For the market-based approach, management used the guideline public company method. The guideline public company method analyzed market multiples of EBITDA for a group of comparable public companies.
Key assumptions developed by management and used in the quantitative analysis of the Test and Measurement reporting unit included:
•Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts and lower than original projections included in the EA acquisition model, revenue growth rates and profitability margin improvement throughout the forecast period that reflects the long-term strategy for the business as well as revised industry outlook and expectations, specifically within the EV market;
•Terminal growth rates based on the expected long-term growth rate of the business; and
•Market-based discount rates.
The factors and assumptions used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, an additional impairment charge against Net (loss) earnings could occur in the future.

As a result of the quantitative assessment for the Tektronix indefinite-lived trade name, the Company concluded the fair value exceeds the carrying value and no impairment was recorded for the year ended December 31, 2025. No impairment charge for other indefinite-lived intangible assets was recorded for the years ended December 31, 2024 and 2023.
As a result of the quantitative assessment for the Test and Measurement reporting unit, the Company concluded the fair value did not exceed the carrying value and recorded an impairment charge, primarily driven by revised expectations for the EA Elektro-Automatik business, reflecting slower-than-anticipated progression and recent reduction in industry forecasts of future EV adoption, to the Test and Measurement reporting unit goodwill of $1.44 billion in the Consolidated and Combined Statement of Earnings for the year ended December 31, 2025. The remaining carrying value of the Test and Measurement reporting unit goodwill after the impairment charge was $901.3 million. No goodwill impairment charge was recorded for the years ended December 31, 2024 and 2023.
Ralliant assessed “triggering” events subsequent to the 2025 annual impairment test and, as a result, did not identify any further impacts to goodwill or other indefinite-lived intangible assets.
Impairment Testing - Finite-Lived Intangible Assets
Ralliant reviews identified intangible assets with finite lives for impairment whenever events or changes in circumstances present indicators that the related carrying amounts may not be recoverable. If indicators are present, the Company performs a recoverability test using a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount for an asset, the Company estimates the fair value of the intangible asset and recognizes an impairment loss if the carrying amount exceeds its fair value. The Company evaluated events or circumstances that may indicate the carrying value of its definite-lived intangible assets may not be fully recoverable during the year ended December 31, 2025, and recorded no impairments.
Goodwill
The following is a rollforward of the Company’s carrying value of goodwill by segment:

	Test and Measurement	Sensors and Safety Systems	Total
Balance, December 31, 2023	$1,086.7	$769.8	$1,856.5
Attributable to current year acquisitions	1,175.0	—	1,175.0
Foreign currency translation	(87.7)	(3.8)	(91.5)
Balance, December 31, 2024	$2,174.0	$766.0	$2,940.0
Goodwill impairment	(1,441.7)	—	(1,441.7)
Foreign currency translation	169.0	5.1	174.1
Balance, December 31, 2025	$901.3	$771.1	$1,672.4

Other Intangible Assets
Finite-lived intangible assets are amortized over the shorter of their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$378.7	$(277.9)	$351.5	$(242.7)
Customer relationships and other intangibles	877.2	(466.9)	820.1	(403.0)
Trademarks and trade names	57.6	(11.6)	51.1	(5.3)
Total finite-lived intangibles	1,313.5	(756.4)	1,222.7	(651.0)

Indefinite-lived intangibles:
Trademarks and trade names	238.1	—	237.9	—
Other intangibles assets, net	$1,551.6	$(756.4)	$1,460.6	$(651.0)
As a result of the EA acquisition in January 2024, Ralliant acquired finite-lived intangible assets consisting of customer relationships, developed technology, and trade names, with a weighted-average life of approximately nine years. Refer to Note 3 to the consolidated and combined financial statements included in this Annual Report for additional information on the intangible assets acquired.
Total intangible asset amortization expense in 2025, 2024, and 2023 was $86.9 million, $84.0 million, and $3.6 million, respectively. Based on the intangible assets recorded as of December 31, 2025, amortization expense is estimated to be $89.6 million during 2026, $89.5 million during 2027, $89.1 million during 2028, $57.8 million during 2029, and $57.8 million during 2030.
NOTE 6. FAIR VALUE MEASUREMENTS
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
•Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset’s or liability’s classification within the hierarchy was determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Deferred compensation liabilities	$—	$9.3	$—	$9.3
December 31, 2024
Deferred compensation liabilities	$—	$13.0	$—	$13.0

Certain management employees participate in the Company’s nonqualified deferred compensation program that permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plan are unfunded, unsecured obligations. These amounts are recorded as a component of the Company’s compensation and other post-retirement benefits accruals within Other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within Ralliant’s defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Ralliant common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative expenses in the Consolidated and Combined Statements of (Loss) Earnings and impact cash flows from operating activities.
As a result of the Separation, accounts held by Ralliant employees in Fortive’s deferred compensation programs referencing valuation of Fortive’s common stock were converted into accounts in Ralliant’s deferred compensation programs referencing valuation of Ralliant’s common stock, and with such accounts adjusted to maintain the economic value before and after the Separation date using the relative fair market value of the Fortive and Ralliant common stocks.
Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment, at least annually for goodwill and other indefinite-lived intangible assets, or whenever events or circumstances indicate that their carrying value may not be fully recoverable. Refer to Note 2 and Note 5 to the consolidated and combined financial statements included in this Annual Report for additional information about these assets.
Fair Value of Other Financial Instruments
The carrying amount and fair value of other financial instruments as of December 31 were as follows:

	2025
	Carrying Amount	Fair Value
Current portion of long-term debt	$530.4	$530.4
Long-term debt	$618.4	$618.4
As of December 31, 2025, the Company’s long-term debt was categorized as Level 2. The Company’s fair value of long-term borrowings approximates their carrying amount due to the variable market-based interest rate. The fair value of cash and equivalents, trade accounts receivable, net, and trade accounts payable, approximates their carrying amount due to the short-term maturities of these instruments. The Company did not have any debt as of December 31, 2024.
Refer to Note 10 to the consolidated and combined financial statements included in this Annual Report for information related to the fair value of the assets related to the significant Company-sponsored noncontributory defined benefit pension plans.

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT AND LONG-TERM LIABILITIES
Accrued expenses and other current and long-term liabilities as of December 31 were as follows:

	2025		2024
	Current	Long-term	Current	Long-term
Deferred revenue	$154.6	$38.7	$143.1	$35.8
Compensation and other post-retirement benefits	96.2	21.1	60.8	18.6
Taxes (income and other)	23.7	218.5	5.4	240.9
Operating lease liabilities	16.1	58.1	12.0	59.7
Pension obligations	3.9	53.2	3.3	52.3
Other	71.1	19.6	54.5	15.6
Total	$365.6	$409.2	$279.1	$422.9
NOTE 8. LEASES
Ralliant determines if an arrangement is, or contains, a lease at inception and recognizes a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months. Ralliant has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations, and certain equipment, primarily automobiles. Many leases include optional terms, ranging from options to terminate the lease in less than one year to options to extend the lease for up to 10 years. Ralliant includes optional periods as part of the lease term when Ralliant determines that it is reasonably certain to exercise the renewal option or it will not early terminate the lease. Reasonably certain is based on economic incentives and represents a high threshold. Ralliant has lease agreements with lease and non-lease components and has elected the practical expedient for all underlying asset classes to account for the lease and related non-lease component(s) as a single lease component.
Lease-related balances are recorded within the following three line items on the Consolidated and Combined Balance Sheets: (i) Other assets; (ii) Accrued expenses and other current liabilities; and (iii) Other long-term liabilities.
Operating lease cost was $20.1 million, $18.9 million, and $14.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are recorded within Cost of sales and Selling, general, and administrative expenses in the Company’s Consolidated and Combined Statement of Earnings.
During the years ended December 31, 2025, 2024, and 2023, cash paid for operating leases included in operating cash flows was $17.3 million, $16.5 million, and $13.9 million, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $7.0 million and $28.7 million for the years ended December 31, 2025 and 2024, respectively. Operating lease ROU assets were $68.4 million and $72.4 million as of December 31, 2025 and 2024, respectively. Operating lease liabilities were $74.2 million and $71.7 million as of December 31, 2025 and 2024, respectively.
The following table presents the maturities of the Company’s operating lease liabilities as of December 31, 2025:

2026	$18.9
2027	14.4
2028	11.9
2029	9.9
2030	8.7
Thereafter	27.1
Total lease payments	90.9
Less: imputed interest	(16.7)
Total operating lease liabilities	$74.2

As of December 31, 2025 and 2024, the weighted-average lease term of Ralliant’s operating leases was 6.7 years and 7.7 years, respectively, and the weighted-average discount rate of Ralliant’s operating leases was 4.6% and 4.9%, respectively. Ralliant primarily uses its incremental borrowing rate as the discount rate for its operating leases as the Company has generally been unable to determine the interest rate implicit in the lease.
Ralliant entered into a 10-year lease agreement for its corporate headquarters that had not yet commenced as of December 31, 2025. The estimated average annual lease payments under this agreement are $1.3 million.
NOTE 9. FINANCING
The components of the Company’s long-term debt as of December 31 were as follows:

	Effective Interest Rate	2025	2024
USD Term Loan due December 2026	4.81%	$530.8	$—
USD Term Loan due June 2028	4.94%	619.2	—
Long-term debt, principal amounts		1,150.0	—
Less: aggregate unamortized debt discounts, premiums, and issuance costs		1.2	—
Long-term debt, carrying value		1,148.8	$—
Less: current portion of long-term debt, carrying value		530.4	—
Long-term debt, net of current maturities		$618.4	$—
Term Loans due December 2026 and June 2028 and Revolving Credit Facility
On May 15, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”), with a syndicate of banks. This included an eighteen month, $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), a three-year, $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”, and together with the Eighteen-Month Term Loan, the “Term Loans”) and a five-year $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement contains an option to request increases of the Credit Facilities (in any combination thereof) of up to an aggregate amount of $500.0 million, subject to lender agreement, and upon the satisfaction of certain conditions. The Company recorded $1.4 million of unamortized debt issuance costs, associated with the Revolving Credit Facility, as a prepaid asset within Other assets in the accompanying Consolidated and Combined Balance Sheets, as this facility was undrawn and the letters of credit were unused as of December 31, 2025.
Borrowings under the Credit Facilities bear interest as follows: (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the Adjusted Term SOFR Reference Rate (as defined in the Credit Agreement) of between 87.5 and 162.5 basis points, depending on Ralliant’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of the immediately preceding fiscal quarter; and (2) Base Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to (a) the highest of (i) the Overnight Rate (as defined in the Credit Agreement) plus 1/2 of 1%, (ii) PNC Bank, National Association’s “prime rate” as publicly announced from time to time and (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 1%, or (iv) 1.00%, plus (b) a per annum margin of between 0 and 62.5 basis points, depending on Ralliant’s Consolidated Net Leverage Ratio as of the last day of the immediately preceding fiscal quarter. In no event will Term SOFR Loans bear interest at a rate lower than 0% nor will Base Rate Loans bear interest at a rate lower than 1%.
The Company is obligated to pay an annual facility fee for the Revolving Credit Facility of between 90 and 200 basis points, based on its Consolidated Net Leverage Ratio.
Borrowings under the Credit Agreement are prepayable at any time in whole or in part without premium or penalty. Term Loans may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed prior to the maturity date.

Ralliant must maintain a Consolidated Net Leverage Ratio, as defined by the Credit Agreement, of 3.50 to 1.00 or less; provided that, not more than two times after the Closing Date of the Credit Agreement, the maximum Consolidated Net Leverage Ratio may be increased to 4.00 to 1.00 in connection with any permitted acquisition by Ralliant occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of indebtedness in connection with such acquisition) equal to or in excess of $100.0 million, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive quarters thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Consolidated Net Leverage Ratio is calculated at the end of each fiscal quarter and commenced in the fiscal quarter ending September 26, 2025.
Amendment
On November 24, 2025, Ralliant, entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment (i) removes the credit spread adjustment and thereby reduces the Term SOFR interest rate applicable to the Company’s revolving credit facility and term loans by 0.10%, (ii) eliminates the ratings-based pricing grid that previously applied to the Company’s revolving credit facility and term loans upon receipt of a debt rating, and (iii) permanently reduces the outstanding undrawn commitments by the applicable lenders under the Three-Year Term Loan and the Eighteen-Month Term Loan to zero, thereby eliminating the 0.125% ticking fee on undrawn term loan commitments. All other material terms of the Credit Agreement remain in full force and effect as originally executed.
The Term Loans contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations. As of December 31, 2025, Ralliant was in compliance with all of the covenants under the Credit Agreement and the Amendment.
The Company’s future minimum principal payments due are presented in the following table:

2026	$530.8
2027	—
2028	619.2
Thereafter	—
Total principal payments	$1,150.0
The Company made interest payments of $32.2 million during the year ended December 31, 2025. There were no interest payments during the years ended December 31, 2024 and 2023.
NOTE 10. RETIREMENT BENEFIT PLANS
Certain of Ralliant’s employees participate in noncontributory defined benefit pension plans. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates, and other factors. Ralliant’s U.S. pension plans are frozen and there are no associated ongoing benefit accruals. As such, the U.S. pension plans are immaterial as of each period presented. The following describes the Company’s significant non-U.S. pension plans as of December 31, 2025 and 2024.

The following sets forth the funded status of Ralliant’s non-U.S. plans and amounts recorded in AOCI as of the most recent actuarial valuations using measurement dates of December 31:

	2025	2024
Change in pension benefit obligation:
Benefit obligation at beginning of year	$119.4	$132.8
Service cost	1.5	0.3
Interest cost	5.1	4.8
Employee contributions	0.2	0.2
Benefits paid	(8.6)	(7.2)
Actuarial gain	(4.7)	(4.5)
Settlements	(0.3)	(1.8)
Foreign exchange rate impact	12.5	(5.2)
Plan acquisitions and other	(0.8)	—
Benefit obligation at end of year	124.3	119.4
Change in plan assets:
Fair value of plan assets at beginning of year	73.0	83.9
Actual return on plan assets	2.1	(4.5)
Employer contributions	4.9	4.1
Employee contributions	0.2	0.2
Settlements	(0.3)	(1.8)
Benefits paid	(8.5)	(7.2)
Foreign exchange rate impact	5.9	(1.7)
Plan acquisitions and other	(1.8)	—
Fair value of plan assets at end of year	75.5	73.0
Funded status	$(48.8)	$(46.4)
Amounts recorded in the Consolidated and Combined Balance Sheets as of December 31:

	2025	2024
Other assets	$8.3	$9.2
Accrued expenses and other current liabilities	(3.9)	(3.3)
Other long-term liabilities	(53.2)	(52.3)
Net amount	$(48.8)	$(46.4)
Amounts recorded in AOCI as of December 31:

	2025	2024
Prior service credit	$(1.2)	$(1.2)
Net gain	(18.3)	(20.3)
Total pre-tax amount	$(19.5)	$(21.5)
Weighted average assumptions used to determine benefit obligations at date of measurement

	2025	2024
Discount rate	4.54%	4.22%
Rate of compensation increase	2.93%	2.93%

Components of net periodic pension cost
The following sets forth the components of net periodic pension cost for Ralliant’s non-U.S. plans for the years ended December 31:

	2025	2024	2023
Service cost	$1.5	$0.3	$0.3
Interest cost	5.1	4.8	5.2
Expected return on plan assets	(3.5)	(4.0)	(3.9)
Amortization of net loss	0.6	0.3	0.3
Amortization of prior service cost	0.1	0.1	0.2
Net settlement loss recognized	—	0.2	—
Net periodic pension cost	$3.8	$1.7	$2.1
Weighted average assumptions used to determine net periodic pension cost at date of measurement

	2025	2024	2023
Discount rate	4.22%	3.88%	4.33%
Expected return on plan assets	4.92%	5.02%	5.07%
Rate of compensation increase	2.93%	2.95%	3.10%
The discount rates reflect the market rates on December 31 for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and are subject to change each year. Rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan.
The expected rates of return reflect the asset allocation of the plans and ranged from 2.8% to 5.4% in 2025, 2.5% to 5.4% in 2024, and 1.5% to 5.5% in 2023. The expected rates of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of the fair value of plan assets and historical rates of return.
Plan Assets
Plan assets are invested in various mutual funds, insurance contracts, and other private investments as determined by the administrator of each plan based on an analysis of the liability profile of each plan, the required investment return, and the returns expected from the various asset classes over the long-term. Certain mutual funds and other private investments are valued using the net asset value (“NAV”) method as a practical expedient. The investments valued using the NAV method are allocated across a broad array of funds and diversify the portfolio. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the financial statements.
The fair values of Ralliant’s pension plan assets as of December 31, 2025 by asset category were as follows:

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$7.1	$—	$—	$7.1
Mutual funds	—	52.8	—	52.8
Insurance contracts	—	5.6	—	5.6
Total	$7.1	$58.4	$—	$65.5
Investments measured at NAV(a):
Mutual funds and other private investments				10.0
Total assets at fair value				$75.5
(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.

The fair values of Ralliant’s pension plan assets as of December 31, 2024 by asset category were as follows:

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$43.2	$—	$—	$43.2
Mutual funds	—	15.9	—	15.9
Insurance contracts	—	5	—	5
Total	$43.2	$20.9	$—	$64.1
Investments measured at NAV(a):
Mutual funds and other private investments				8.9
Total assets at fair value				$73.0
(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.
Certain mutual funds are valued at the quoted closing price reported on the active market on which the individual securities are traded. Common stock, corporate bonds, and mutual funds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
Certain mutual funds and other private investments are valued using NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment.
Expected Contributions
During 2025, the Company contributed $4.9 million to its non-U.S. defined benefit pension plans. During 2026, the Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be approximately $5.7 million.
The following sets forth benefit payments to participants, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated:

2026	$9.0
2027	8.8
2028	9.8
2029	8.8
2030	8.9
2031-2035	43.1
Defined Contribution Plans
Contributions to the 401(k) programs are determined based on a percentage of compensation. The Company recognized compensation expense, based on the Company’s 401(k) match percentage for its participating U.S. employees in the 401(k) programs, totaled $22.1 million, $22.1 million, and $21.8 million in 2025, 2024, and 2023, respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in AOCI by component are summarized below:

	Foreign currency translation adjustments		Pension & post- retirement plan benefit adjustments (b)		Total
Balance, December 31, 2022	$(332.9)		$(12.3)		$(345.2)
Other comprehensive loss before reclassifications:
Decrease	(5.5)		(3.5)		(9.0)
Income tax impact	—		0.6		0.6
Other comprehensive loss before reclassifications, net of income taxes	(5.5)		(2.9)		(8.4)
Amounts reclassified from AOCI into income:
Increase	—		0.5	(a)	0.5
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes:	—		0.4		0.4
Net current period other comprehensive loss	(5.5)		(2.5)		(8.0)
Balance, December 31, 2023	$(338.4)		$(14.8)		$(353.2)
Other comprehensive loss before reclassifications:
Decrease	(153.4)		(3.4)		(156.8)
Income tax impact	10.3		0.8		11.1
Other comprehensive loss before reclassifications, net of income taxes	(143.1)		(2.6)		(145.7)
Amounts reclassified from AOCI into income:
Increase	7.0	(c)	0.7	(a)	7.7
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	7.0		0.6		7.6
Net current period other comprehensive loss	(136.1)		(2.0)		(138.1)
Balance, December 31, 2024	$(474.5)		$(16.8)		$(491.3)
Other comprehensive income before reclassifications:
Increase	268.9		1.5		270.4
Income tax impact	(24.2)		(0.2)		(24.4)
Other comprehensive income before reclassifications, net of income taxes	244.7		1.3		246.0
Amounts reclassified from AOCI into income:
Increase	—		0.5	(a)	0.5
Income tax impact	—		(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income taxes	—		0.4		0.4
Net current period other comprehensive income	244.7		1.7		246.4
Balance, December 31, 2025	$(229.8)		$(15.1)		$(244.9)
(a) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 10 to the consolidated and combined financial statements included in this Annual Report).
(b) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(c) This amount relates to the cumulative translation adjustment recognized in earnings upon the Invetech Divestiture. Refer to Note 3 to the consolidated and combined financial statements included in this Annual Report for additional details.

NOTE 12. SALES
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
Contract Liabilities — The Company’s contract liabilities consist of deferred revenue generally related to customer deposits received in advance of performance under the contract, extended warranty sales, and product maintenance agreements, where the Company generally receives up-front payment and recognizes revenue over the service or support term. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue is recorded within Other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets.
The Company’s contract liabilities as of December 31 consisted of the following:

	2025	2024
Deferred revenue - current	$154.6	$143.1
Deferred revenue - noncurrent	38.7	35.8
Total contract liabilities	$193.3	$178.9
For the year ended December 31, 2025, the Company recognized $98.5 million of revenue related to its contract liabilities at January 1, 2025. The change in the Company’s contract liabilities from December 31, 2024 to December 31, 2025 was primarily due to revenue recognized as products were delivered to customers.
Remaining Performance Obligations — Ralliant’s remaining performance obligations represent the transaction price of firm, non-cancelable orders, for which work has not yet been performed. The Company has excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations attributable to each of the Company’s segments as of December 31, 2025 is as follows:

Test and Measurement	$55.6
Sensors and Safety Systems	5.5
Total remaining performance obligations	$61.1
The majority of remaining performance obligations are related to service and support contracts, which the Company expects to fulfill approximately 60% within the next two years, approximately 80% within the next three years, and substantially all within four years.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic locations and end markets for each of its segments as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. For the years ended December 31, 2025, 2024, and 2023 no other country than those presented, had material sales individually.

Disaggregation of revenue for the year ended December 31, 2025 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$1,060.3	$283.9	$776.4
China	299.2	177.5	121.7
All other	709.3	340.1	369.2
Total	$2,068.8	$801.5	$1,267.3

End markets:
Diversified electronics	$383.6	$383.6	$—
Communications	254.3	254.3	—
Semiconductors	163.6	163.6	—
Industrial manufacturing	427.6	—	427.6
Defense and space	355.4	—	355.4
Utilities	305.7	—	305.7
Other	178.6	—	178.6
Total	$2,068.8	$801.5	$1,267.3
Disaggregation of revenue for the year ended December 31, 2024 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$1,089.2	$332.9	$756.3
China	322.7	214.7	108.0
All other	742.8	389.9	352.9
Total	$2,154.7	$937.5	$1,217.2

End markets:
Diversified electronics	$474.3	$474.3	$—
Communications	274.9	274.9	—
Semiconductors	188.3	188.3	—
Industrial manufacturing	410.8	—	410.8
Defense and space	340.2	—	340.2
Utilities	273.0	—	273.0
Other	193.2	—	193.2
Total	$2,154.7	$937.5	$1,217.2

Disaggregation of revenue for the year ended December 31, 2023 was:

	Total	Test and Measurement	Sensors and Safety Systems
Geographic:
United States	$1,132.9	$357.8	$775.1
China	359.2	247.3	111.9
All other	663.6	336.2	327.4
Total	$2,155.7	$941.3	$1,214.4

End markets:
Diversified electronics	$456.4	$456.4	$—
Communications	300.6	300.6	—
Semiconductors	184.3	184.3	—
Industrial manufacturing	480.5	—	480.5
Defense and space	285.3	—	285.3
Utilities	233.1	—	233.1
Other	215.5	—	215.5
Total	$2,155.7	$941.3	$1,214.4
NOTE 13. INCOME TAXES
Separation from Fortive
Prior to the Separation, Ralliant’s operating results were included in Fortive’s various consolidated U.S. federal and certain state income tax returns, as well as certain non-U.S. returns. For periods prior to the Separation, Ralliant’s combined financial statements reflect income tax expense and deferred tax balances as if it had filed tax returns on a standalone basis separate from Fortive. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if Ralliant was a separate taxpayer and a standalone enterprise for periods prior to the Separation.
In connection with the Separation, the Company entered into certain agreements with Fortive, including the Tax Matters Agreement (as defined below). The Tax Matters Agreement differentiates the treatment of tax matters arising from “joint” tax filings and “separate” tax filings for periods prior to the Separation. “Joint” filings generally relate to legal entities, including those in the United States, whose tax returns included the operations of both Fortive and the Company. In contrast, “separate” filings generally relate to certain entities, primarily outside the United States, whose tax returns included only the operations of either Fortive or the Company, as applicable. Pursuant to the Tax Matters Agreement, Fortive is responsible for, and has agreed to indemnify the Company against, all income tax liabilities attributable to “joint” filings for periods prior to the Separation. The Company remains responsible for certain pre-Separation income tax liabilities, including those attributable to its “separate” filings.
The Company is routinely examined by various domestic and international taxing authorities. The amount of income taxes the Company pays is subject to audit by federal, state, local, and foreign tax authorities, which may result in proposed assessments. The Company is subject to examination in the United States, various states, and foreign jurisdictions. In accordance with the Tax Matters Agreement with Fortive, the Company is liable for taxes arising from examinations of the following; (i) the Company’s initial U.S. federal taxable year June 28, 2025 through December 31, 2025; (ii) separate company state tax returns for all periods; and (iii) international separate company returns for all periods. The Company reviews its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings, and court decisions, and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary.
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return is for the short taxable year June 28, 2025 through December 31, 2025. The Company expects to file its initial U.S. federal income tax return for the 2025 short tax year with the Internal Revenue Service (“IRS”) during 2026. Therefore, the IRS has not yet begun examination of the Company. The Company remains subject to tax audit for its separate company tax returns in various U.S. states and foreign jurisdictions for the tax years 2014 to 2025.

Earnings and Income Taxes
Earnings before income taxes for the years ended December 31 were as follows:

	2025	2024	2023
United States	$(228.6)	$406.8	$407.6
International	(987.8)	25.8	102.2
Total	$(1,216.4)	$432.6	$509.8
The provision for income taxes for the years ended December 31 were as follows:

	2025	2024	2023
Current:
Federal U.S.	$33.3	$53.3	$67.4
Non-U.S.	35.0	36.1	28.9
State and local	4.9	11.7	11.8
Deferred:
Federal U.S.	(19.4)	(3.4)	(10.7)
Non-U.S.	(44.4)	(18.1)	(3.0)
State and local	(3.3)	(1.6)	(1.4)
Income tax provision	$6.1	$78.0	$93.0
Deferred Tax Assets and Liabilities
All deferred tax assets and liabilities have been classified as noncurrent and are included in Other assets and Other long-term liabilities in the Consolidated and Combined Balance Sheets.
Deferred income tax assets and liabilities as of December 31 were as follows:

	2025	2024
Deferred tax assets:
Operating lease liabilities	$18.8	$18.6
Interest	17.9	—
Inventories	14.0	13.4
Pension benefits	6.4	8.0
Stock-based compensation expense	12.3	11.2
Capitalized expenses	40.7	98.5
Tax credit and loss carryforwards	11.5	55.3
Accruals, prepayments, and other	15.8	14.5
Deferred income	31.5	13.1
Valuation allowances	(24.2)	(55.1)
Total deferred tax assets	144.7	177.5
Deferred tax liabilities:
Property, plant and equipment	(18.1)	(14.0)
Operating lease right-of-use assets	(17.5)	(18.8)
Insurance, including self-insurance	(70.6)	(91.0)
Goodwill, other intangibles, and other	(215.3)	(273.1)
Total deferred tax liabilities	(321.5)	(396.9)
Net deferred tax assets/(liabilities)	$(176.8)	$(219.4)

Reported As:
Deferred tax assets	$15.1	$11.9
Deferred tax liabilities	(191.9)	(231.3)
Net deferred tax assets/(liabilities)	$(176.8)	$(219.4)

In accordance with the methodology described in Note 2, valuation allowances have been established for deferred tax assets to the extent they are not expected to be realized within the applicable carryforward periods. Ralliant’s valuation allowance decreased by $31.0 million during the current year, primarily due to deferred tax adjustments resulting from the separation from Fortive.
As of December 31, 2025, Ralliant’s U.S. and non-U.S. net operating loss carryforwards totaled $97.7 million, of which $8.3 million was related to federal net operating loss carryforwards, $70.1 million was related to state net operating loss carryforwards, and $19.3 million was related to non-U.S. net operating loss carryforwards. Certain of these losses may be carried forward, while others expire at various dates ranging from 2026 through 2043. Utilization of certain loss carryforwards is subject to annual limitations, which may result in expiration prior to full utilization.
As of December 31, 2025, Ralliant’s U.S. and non-U.S. tax credit carryforwards totaled $4.0 million, which was primarily related to U.S. tax credit carryforwards. Certain of these credits can be carried forward indefinitely and others can be carried forward to various dates from 2026 through 2035. As of December 31, 2025, the Company maintained a $0.7 million valuation allowance related to certain tax credit carryforwards.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, including, but not limited to, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (“TCJA”), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business investments. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As a result of the retroactive treatment for research and experimental expenditures enacted under OBBBA, the OBBBA is expected to provide significant cash tax benefits to the Company in 2025 through 2027. In addition, Ralliant was notified of Fortive’s intent to accelerate the amortization of previously capitalized research and experimental expenditures. Accordingly, Ralliant reduced its deferred tax assets by approximately $57.0 million in 2025.

Effective Income Tax Rate
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	2025
	Amount	Percent
US federal statutory tax rate	$(255.4)	21.0%
State and local income taxes, net of federal income tax effect(a)	1.3	(0.1)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Foreign-derived intangible income	(16.9)	1.4%
Other	6.5	(0.5)%
Tax credits	(6.9)	0.6%
Changes in valuation allowances	—	—%
Nontaxable or nondeductible items
Goodwill impairment	74.5	(6.1)%
Other	2.4	(0.2)%
Changes in unrecognized tax benefits	7.2	(0.6)%
Other adjustments	(1.6)	0.1%
Foreign tax effects
Germany
Statutory tax rate difference between Germany and United States	68.2	(5.6)%
Trade and local income taxes	(193.5)	15.9%
Goodwill impairment	325.2	(26.7)%
Changes in valuation allowances	16.8	(1.4)%
Other	(8.7)	0.7%
Other foreign jurisdictions	(13.0)	1.0%
Effective income tax rate	$6.1	(0.5)%
(a) California, Maryland, Massachusetts, Oregon, and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.8%	1.6%
Foreign income taxed at different rates than U.S. statutory rate	(4.7)%	0.2%
U.S. federal permanent differences related to the TCJA	(6.3)%	(6.0)%
Effect of change in tax rates enacted in the current period	—%	(1.7)%
Changes in valuation allowances	7.4%	2.7%
Other	(1.2)%	0.4%
Effective income tax rate	18.0%	18.2%
Ralliant’s effective tax rate for 2025 differs from the U.S. federal statutory rate of 21% due primarily to non-deductible goodwill impairment, the enacted reduction in the German corporate tax rate on deferred tax balances, and the positive effects of the TCJA.
Ralliant’s effective tax rate for 2024 differs from the U.S. federal statutory rate of 21% due primarily to the impacts of credits and deductions provided by law, including those associated with state income taxes and changes in its uncertain tax position reserves.

Ralliant’s effective tax rate for 2023 differs from the U.S. federal statutory rate of 21% due primarily to the positive and negative effects of the TCJA, U.S. federal permanent differences, and the impacts of credits and deductions provided by law, including those associated with state income taxes.
Globally, the Company monitors legislative action and the Organization for Economic Co-operation and Development (“OECD”) initiatives related to global taxation. The impact of the OECD framework for a “Pillar Two” global minimum corporate income tax rate of 15% has been included within the provision for income taxes. In January 2026, the OECD issued additional administrative guidance related to Pillar Two. The Company is evaluating the impact of this guidance on its global minimum tax exposure. Based on current information, the Company does not expect a material impact on its consolidated and condensed financial statements.
As part of the Separation, Ralliant entered into the Tax Matters Agreement with Fortive, which determines the treatment and responsibilities of both parties including joint returns and separate returns filings. Refer to Note 18 to the consolidated and combined financial statements included in this Annual Report for additional information on the Tax Matters Agreement.
Cash Payments
Ralliant made income tax payments of $74.2 million during the year. Prior to the Separation, the Company did not make any U.S. federal income tax payments, foreign tax payments, or payments for other “joint” tax returns for which the responsibility belongs to Fortive. Ralliant made income tax payments for “separate” tax returns for which the responsibility belongs to Ralliant per the Tax Matters Agreement.
The cash payments, net of refunds, for the year ended December 31, 2025 was as follows:

Federal taxes	$8.5
State taxes	6.4
Foreign taxes:
Hong Kong	15.9
China	10.5
Cayman Islands	9.6
Canada	8.9
Germany	7.1
Other foreign jurisdictions	7.3
Total cash taxes paid	$74.2
Foreign tax payments of $15.9 million in Hong Kong and $9.6 million in the Cayman Islands were incurred in connection with internal tax transactions related to the Separation and represent one-time payments.
Unrecognized Tax Benefits
Ralliant recognizes tax benefits from uncertain tax positions only if, in its assessment, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires. Ralliant recognizes potential accrued interest and penalties associated with unrecognized tax positions in Income tax expense within the Consolidated and Combined Statements of (Loss) Earnings.

As of December 31, 2025, gross unrecognized tax benefits were $23.9 million ($23.0 million total, including $2.7 million associated with interest, and net of the impact of $3.6 million of indirect tax benefits). The Company recognized approximately $2.7 million, $0.5 million, and $0.5 million, in potential interest associated with uncertain tax positions during 2025, 2024, and 2023, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in the Company’s income tax provision.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows:

	2025	2024	2023
Unrecognized tax benefits, beginning of year	$12.6	$16.4	$16.3
Additions based on tax positions related to the current year	6.7	0.6	0.9
Additions for tax positions of prior years	4.3	—	—
Reductions for tax positions of prior years	(0.6)	(6.9)	(0.8)
Effect of foreign currency translation	0.9	—	—
Acquisition-related adjustments	—	2.5	—
Unrecognized tax benefits, end of year	$23.9	$12.6	$16.4
Repatriation and Unremitted Earnings
As of December 31, 2025, the Company has a partial permanent reinvestment assertion on the undistributed earnings of its foreign subsidiaries outside of the United States and for which foreign deferred taxes have not been provided. No provisions for foreign remittance taxes have been made with respect to earnings that are planned to be permanently reinvested. The amount of foreign remittance taxes that may be applicable to such earnings is not readily determinable due to local legal restrictions that may apply to a portion of these earnings, potential changes in foreign tax laws during applicable restriction periods, and the various tax planning alternatives that could be available if such earnings were repatriated.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Ralliant is, from time to time, subject to a variety of litigation and other proceedings incidental to Ralliant’s business, including lawsuits involving claims for damages arising out of the use of its products and services, claims relating to intellectual property matters, employment matters, commercial disputes, and personal injury as well as regulatory investigations or enforcement. Ralliant may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon Ralliant’s experience, current information, and applicable law, Ralliant does not believe that any currently pending legal proceedings or claims will have a material adverse effect on Ralliant’s financial position, results of operations, or cash flows.
Ralliant maintains property, cargo and transit, workers’ compensation, employers’, crime, fiduciary, cyber privacy and security, technology errors and omissions, product, general, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that cover a portion of these claims. This insurance may at times be insufficient or unavailable to cover such losses. In addition, while Ralliant believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses. Ralliant maintains third-party insurance policies up to certain limits to cover certain costs in excess of predetermined retained amounts. For most insured risks, Ralliant purchases outside insurance coverage for catastrophic losses (stop loss insurance) and reserves must be established and maintained with respect to amounts within the self-insured retention.

In accordance with accounting guidance, Ralliant records a liability in the consolidated and combined financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel, outside risk insurance professionals, and independent third-party actuaries where appropriate. In addition, independent third-party actuaries may assist in the determination of reserves for incurred but not yet reported claims through evaluation of Ralliant’s specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While Ralliant actively pursues financial recoveries from insurance providers, Ralliant does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the risk insurance reserves established by Ralliant are inadequate, any adverse loss development in excess of the reserves would be recognized by Ralliant, which would adversely affect its Net (loss) earnings.
In addition, Ralliant’s operations, products, and services are subject to environmental laws and regulations in various jurisdictions, which impose limitations on the discharge of pollutants into the environment and establish standards for the generation, use, treatment, storage, and disposal of hazardous and non-hazardous wastes. A number of Ralliant’s operations involve the handling, manufacturing, use, or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. Ralliant must also comply with various health and safety regulations in both the United States and abroad in connection with its operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings, or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.
In addition to environmental compliance costs, from time to time, the Company incurs costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by federal and state regulatory agencies pursuant to statutory authority. The Company has received notification from the United States Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where the Company and others previously disposed of hazardous wastes and/or of which the Company is or was a property owner require clean-up and other possible remedial action, including sites where it have been identified as a potentially responsible party under United States federal and state environmental laws. The Company has projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally relate to soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study and/or design, as well as remediation actions such as contaminant removal, monitoring, and/or installation, operation, and maintenance of longer-term remediation systems. From time to time, the Company is also party to personal injury or other claims brought by private parties alleging injury due to the presence of, or exposure to, hazardous substances.

Ralliant has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites Ralliant and its subsidiaries owned or formerly owned and third-party sites where Ralliant has been determined to be a potentially responsible party. Ralliant generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of Ralliant’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites, and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If Ralliant determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, Ralliant accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2025 and 2024, the Company had reserves of $12.1 million and $6.9 million, respectively, recorded within Accrued expenses and other current liabilities and Other long-term liabilities in the Consolidated and Combined Balance Sheets for environmental matters that are known or considered probable and reasonably estimable, which reflected the Company’s best estimate of the costs to be incurred with respect to such matters on an undiscounted basis.
All reserves for environmental liabilities have been recorded without giving effect to any possible future third party recoveries. While Ralliant actively pursues insurance recoveries, as well as recoveries from other potentially responsible parties, Ralliant does not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.
As of December 31, 2025 and 2024, Ralliant had approximately $40.4 million and $28.2 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees, and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties, and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. Ralliant believes that if the obligations under these instruments were triggered, they would not have a material effect on the consolidated and combined financial statements.
Ralliant has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2025, the aggregate amount of the Company’s purchase obligations totaled $263.1 million, of which $208.5 million are expected to be settled within one year of December 31, 2025.
NOTE 15. STOCK-BASED COMPENSATION
Prior to the Separation, Ralliant had no stock-based compensation plans; however, certain of its employees were eligible to participate in Fortive’s 2016 Stock Incentive Plan (“Fortive Stock Plan”), which provided grants of stock appreciation rights, restricted stock units (“RSUs”), and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based awards. All grants of Stock Awards and stock options prior to the Separation were made under the Fortive Stock Plan.
In connection with the Separation, the Company established the Ralliant Corporation 2025 Stock Incentive Plan (the “Ralliant Stock Plan”). The outstanding equity awards of Fortive held by approximately 500 Ralliant employees were replaced with awards of Ralliant common stock under the Ralliant Stock Plan using a conversion factor using Fortive’s pre-spin close price and Ralliant’s the three-day volume-weighted average price as of July 2, 2025. The three-day volume-weighted average price was used to maintain the economic value before and after the Separation date using the ratio of the Ralliant common stock fair market value relative to the Fortive common stock fair market value prior to the Separation. Ralliant issued 3.8 million shares from the conversion of the Fortive equity awards. The terms of the equity awards, such as the award period, exercisability, and vesting schedule, as applicable, generally remained unchanged. As a result of this equity award conversion, the Company recorded incremental stock-based compensation expense of $22.4 million pretax and an income tax benefit of $4.1 million in the year ended December 31, 2025.

RSUs granted under the Ralliant Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees generally vest over four years, although certain other employees and non-employee directors may be awarded RSUs with different time-based vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights, and the shares underlying the RSUs are not considered issued or outstanding. No PSUs were granted under the Ralliant Stock Plan following the Separation. Stock options under the Ralliant Stock Plan generally vest pro rata over a four-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of Ralliant’s Board of Directors (the “Board”). Ralliant’s executive officers and certain other employees may be awarded stock options with different vesting criteria and stock options granted to non-employee directors are fully vested as of the grant date. Exercise prices for stock options granted under the Ralliant Stock Plan were either equal to the closing price of Ralliant’s common stock on the NYSE on the date of grant or priced to maintain their economic value.
Other than pursuant to any retirement benefits provided under Ralliant Stock Plan, the equity compensation awards granted by Ralliant generally vest only if the employee is employed by Ralliant (or in the case of directors, the director continues to serve on the Board) on the vesting date. To cover the exercise of stock options and vesting of RSUs and PSUs, Ralliant generally issues shares authorized but previously unissued, although it may instead issue treasury shares; provided, however, that either type of issuance would equally reduce the number of shares available under the Ralliant Stock Plan.
Ralliant accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. Ralliant recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period, for example, if the employee becomes retirement eligible before the end of the vesting period).
The expense associated with the employees of Ralliant who participated in the Fortive Stock Plan and in the Ralliant Stock Plan are recognized in the accompanying Consolidated and Combined Statements of (Loss) Earnings as a component of Selling, general and administrative expenses. The amount of stock-based compensation expense recognized during a period was based on the grant date fair value of the award and the portion of the awards that are ultimately expected to vest at Ralliant. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest. The amounts presented for the years ended December 31, 2025, 2024 and 2023 may not be indicative of Ralliant’s results had it been a separate standalone entity throughout the periods presented.
For awards granted after the Separation under the Ralliant Stock Plan, the fair values of RSUs were calculated using the closing price of Ralliant’s common stock on the date of grant. The fair value of the RSUs is further adjusted for the impact of RSUs not having dividend rights prior to vesting. The fair value of the stock options granted is calculated using a Black-Scholes Merton (“Black-Scholes”) option pricing model. Ralliant recognizes compensation expense for these awards over the requisite service period (which is generally the vesting period but may be shorter than the vesting period, for example, if the employee becomes retirement eligible before the end of the vesting period), and estimates pre-vesting forfeitures at the time of grant by analyzing historical data, and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the grant date fair value of awards that actually vest.

Stock-based Compensation Expense
The following summarizes the components of the Company’s stock-based compensation expense for the years ended December 31:

	2025	2024	2023
Stock Awards:
Pretax compensation expense	$33.4	$17.3	$16.4
Income tax benefit	(6.0)	(3.0)	(3.0)
Stock Award expense, net of income taxes	27.4	14.3	13.4
Stock options:
Pretax compensation expense	22.8	7.2	8.6
Income tax benefit	(3.8)	(1.3)	(1.5)
Stock option expense, net of income taxes	19.0	5.9	7.1
Total stock-based compensation:
Pretax compensation expense	56.2	24.5	25.0
Income tax benefit	(9.8)	(4.3)	(4.5)
Total stock-based compensation expense, net of income taxes	$46.4	$20.2	$20.5
When Stock Awards vest or stock options are exercised by the employee, the Company derives a tax deduction measured by the excess of the market value on such date over the grant date price. Accordingly, the Company records the excess of the tax benefit related to the exercise of stock options and vesting of Stock Awards over the expense recorded for financial statement reporting purposes as a component of Income tax expense and as an operating cash inflow in the consolidated and combined financial statements. During the years ended December 31, 2025, 2024, and 2023, Ralliant realized an excess tax expense of $0.1 million and an excess tax benefit of $1.2 million and $2.5 million, respectively, related to stock options that were exercised and Stock Awards that vested.
The following summarizes the unrecognized stock-based compensation expense for the Stock Awards and stock options as of December 31, 2025. This stock-based compensation expense is expected to be recognized over a weighted-average period of approximately two years, representing the remaining service period related to the awards. Future stock-based compensation amounts will be adjusted for any changes in estimated forfeitures.

Stock Awards	$9.1
Stock options	34.5
Total unrecognized compensation cost	$43.6
Stock Awards
The following summarizes information related to Stock Award activity under the Ralliant Stock Plan for the years ended December 31, 2025 and 2024:

	Number of Stock Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2024	—	$—
Awards converted from Fortive Stock Plan	1.2	$49.96
Granted	0.3	$43.80
Vested	(0.1)	$46.64
Unvested as of December 31, 2025	1.4	$48.77

Stock Options
The following summarizes the assumptions used in the Black-Scholes model to value stock options granted after the Separation under the Ralliant Stock Plan during the year ended December 31, 2025:

Risk-free interest rate	3.9% – 4.0%
Volatility (a)	39.9% – 40.3%
Dividend yield (b)	0.4%
Expected years until exercise	5.9 – 6.8
(a) Expected volatility is the measure of the amount by which the stock price has fluctuated or is expected to fluctuate. As the Company does not have sufficient historical data, peer volatility was used instead, which was calculated using an average of the expected term-matching lookback volatilities of peer companies as of the grant date.

(b) The expected dividend yield is calculated using a $0.05 estimated quarterly dividend and the average stock price of Ralliant over its trading history as of the grant date, annualized and continuously compounded.

The following summarizes stock option activity under the Ralliant Stock Plan (in millions, except price per share and numbers of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	—	$—
Awards converted from Fortive Stock Plan	2.6	$44.78
Granted	0.2	$46.91
Exercised	(0.1)	$33.06
Outstanding as of December 31, 2025	2.7	$44.94	5.9	$18.5
Vested and expected to vest as of December 31, 2025 (a)	2.7	$44.90	5.8	$18.3
Exercisable as of December 31, 2025	1.7	$42.74	4.5	$14.3
(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price of Ralliant’s common stock on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The following summarizes aggregate intrinsic value and cash receipts related to stock options that were exercised under the Ralliant Stock Plan for the year ended December 31, 2025:

Aggregate intrinsic value of stock options exercised	$1.1
Cash receipts from stock options exercised	$2.1

NOTE 16. CAPITAL STOCK AND EARNINGS PER SHARE
Common Stock
Under Ralliant’s amended and restated certificate of incorporation, as of June 27, 2025, Ralliant’s authorized capital stock consists of 1,300 million common shares with par value $0.01 per share and 10.0 million preferred shares with par value $0.01 per share. On June 27, 2025, the 100 shares of Ralliant common stock held by Fortive were recapitalized into 112.7 million shares of Ralliant common stock held by Fortive. On June 28, 2025, Fortive distributed all of Ralliant’s issued and outstanding common stock to Fortive’s stockholders on a pro rata basis as discussed in Note 1. No preferred shares were issued or outstanding as of December 31, 2025. Each share of Ralliant common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. The Board is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Ralliant through certain types of takeover practices. Beginning in the third quarter of 2025, Ralliant announced its quarterly dividend paid on its common stock of $0.05 per share.
Share Repurchase Authorization
On June 28, 2025, the Board approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time. The share repurchase authorization is consistent with the Company's capital allocation strategy to prioritize returning capital to shareholders. As of December 31, 2025, there have been no shares repurchased under the share repurchase authorization. Subsequent to December 31, 2025, the Company repurchased 1.2 million shares at an average price of $42.40 for a total cost of $50.0 million, leaving $150.0 million remaining under the share repurchase authorization.
Net (Loss) Earnings per Common Share
Basic net (loss) earnings per share (“EPS”) is calculated by dividing Net (loss) earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact.
For the year ended December 31, 2025, the Company reported a Net loss; therefore, all potentially dilutive common shares were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same. For years ended December 31, 2024 and 2023, prior to the Separation, the number of shares used in the calculation of basic and diluted earnings per share has been retrospectively adjusted to reflect the distributed shares established in the Separation. As the Company had no common stock or potentially dilutive securities outstanding prior to the Separation, basic and diluted earnings per share are identical for those periods.
For the year ended December 31, 2025, the anti-dilutive options to purchase shares and anti-dilutive Stock Awards excluded from the diluted EPS calculation were 1.3 million shares. For the years ended December 31, 2024 and 2023, there were no anti-dilutive options.
NOTE 17. SEGMENT INFORMATION
Ralliant reports its results in two reportable segments that are also its two operating segments, consisting of Test and Measurement and Sensors and Safety Systems. Ralliant’s operating segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations. Other factors including products and services, end markets served, and business cycle were also considered in determining the formation of operating segments. The Company's CODM is the chief executive officer.

The CODM uses operating profit at the segment level as the measure of profitability to assess performance and allocate resources, including merger and acquisition targets. The CODM also compares the actual results to expectations in assessing the performance of the segments. Operating profit represents total revenue less cost of sales and operating expenses. Operating expenses generally include Selling, general, and administrative expenses and Research and development expenses, which are the significant expense categories regularly provided to the CODM. Depreciation expense is recorded within both Cost of sales and Selling, general, and administrative expenses. Amortization expense is recorded within Selling, general, and administrative expenses. Goodwill impairment, when incurred, is also separately disclosed by segment. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated in the consolidated and combined totals. Unallocated costs and other costs are not considered part of the Company’s evaluation of reportable segment operating performance.
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
The Sensors and Safety Systems segment provides leading power grid monitoring solutions, safety systems for mission critical defense and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential. This includes advanced monitoring, protection, and diagnostic solutions for high-voltage electrical assets in power generation, transmission, and distribution. Sensors and Safety Systems’ energetic materials, ignition safety systems, and precision pyrotechnic devices are used in mission-critical applications such as satellite deployment, rocket propulsion initiation, aerial vehicle safety systems, and military defense systems. The Sensors and Safety Systems segment also provides premium sensing products encompassing liquid level, flow, and pressure sensors, motion sensors and components, and hygienic sensors.
Segment results for the year ended December 31, 2025 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other (a)
Sales	$2,068.8	$801.5	$1,267.3	$—
Cost of sales	(1,028.5)	(357.7)	(670.8)	—
Operating expenses	(781.6)	(467.5)	(255.4)	(58.7)
Goodwill impairment	(1,441.7)	(1,441.7)	—	—
Operating (loss) profit	(1,183.0)	(1,465.4)	341.1	(58.7)
Non-operating (expense) income, net
Interest (expense) income, net	(32.3)	(0.3)	0.6	(32.6)
Other non-operating expenses, net	(1.1)	(0.3)	(0.2)	(0.6)
(Loss) earnings before income taxes	$(1,216.4)	$(1,466.0)	$341.5	$(91.9)

Depreciation and amortization expenses	$(115.5)	$(101.6)	$(13.8)	$(0.1)
Capital expenditures	$(39.2)	$(18.9)	$(15.8)	$(4.5)
(a) Amounts primarily related to standalone public company costs and the stock-based compensation modification.

Segment results for the year ended December 31, 2024 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other
Sales	$2,154.7	$937.5	$1,217.2	$—
Cost of sales	(1,042.6)	(383.3)	(659.3)	—
Operating expenses	(715.6)	(494.5)	(221.1)	—
Gain from sale of property (a)	63.1	63.1	—	—
Operating profit	459.6	122.8	336.8	—
Non-operating expense, net
Loss from divestiture	(25.6)	—	(25.6)	—
Other non-operating expenses, net	(1.4)	(0.7)	(0.7)	—
Earnings before income taxes	$432.6	$122.1	$310.5	$—

Depreciation and amortization expenses	$(113.0)	$(98.4)	$(14.6)	$—
Capital expenditures	$(34.3)	$(21.1)	$(13.2)	$—
Segment results for the year ended December 31, 2023 were:

	Total	Test and Measurement	Sensors and Safety Systems	Unallocated Corporate Costs and Other
Sales	$2,155.7	$941.3	$1,214.4	$—
Cost of sales	(1,036.0)	(366.3)	(669.7)	—
Operating expenses	(607.9)	(383.9)	(224.0)	—
Operating profit	511.8	191.1	320.7	—
Non-operating expense, net
Other non-operating expenses, net	(2.0)	(0.9)	(1.1)	—
Earnings before income taxes	$509.8	$190.2	$319.6	$—

Depreciation and amortization expenses	$(30.7)	$(15.1)	$(15.6)	$—
Capital expenditures	$(29.2)	$(16.3)	$(12.9)	$—
Segment Assets

	As of December 31,
	2025	2024
Test and measurement	$2,149.3	$3,447.7
Sensors and safety systems	1,306.4	1,256.7
Total segment assets	3,455.7	4,704.4
Other (a)	365.9	15.0
Total assets	$3,821.6	$4,719.4
(a) Other represents corporate assets which consist primarily of cash and net deferred income tax assets.
Operations in Geographic Areas

	As of December 31,
	2025	2024
Property, plant and equipment, net:
United States	$154.7	$153.0
All other	59.5	47.2
Total	$214.2	$200.2

NOTE 18. RELATED-PARTY TRANSACTIONS
Related Party Agreements
In connection with the Separation, on June 27, 2025, Fortive and Ralliant entered into a separation and distribution agreement with Fortive (the Separation and Distribution Agreement”) as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between Fortive and Ralliant going forward, including the Employee Matters Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Intellectual Property Matters Agreement, the FBS License Agreement, and the Fort Solutions License Agreement. Each agreement is defined below in its respective section. The Agreements provide for the allocation of assets, employees, liabilities, and obligations (including investments, property, employee benefits, and tax-related assets and liabilities) between Fortive and Ralliant attributable to periods prior to, at, and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation.
Separation and Distribution Agreement
Ralliant entered into the Separation and Distribution Agreement with Fortive immediately prior to the distribution of its common stock to Fortive shareholders. The Separation and Distribution Agreement set forth the agreements with Fortive regarding the principal actions to be taken in connection with the Separation. It also sets forth other agreements that govern certain aspects of Ralliant’s relationship with Fortive following the Separation.
Pursuant to the terms of the Separation and Distribution Agreement, the Company was subject to cash adjustment provisions, with payment of such adjustments to be made within five business days of the determination of the applicable final cash balance. Pursuant to the adjustment provisions, Ralliant’s aggregate cash balance at the time of the Separation, excluding any cash in certain restricted jurisdictions, was determined to have been greater than the reference cash balance of $150 million, and therefore, Ralliant was obligated to pay Fortive the excess. Subsequent to the Separation, Fortive notified Ralliant the aggregate cash balance exceeded such reference cash balance by approximately $41 million and Ralliant paid Fortive in accordance with the terms of the Separation and Distribution Agreement in the year ended December 31, 2025. The offset to the cash reimbursement was a reduction to Additional paid-in capital resulting from the cash settlement with the Former Parent.
Employee Matters Agreement
Ralliant and Fortive entered into an employee matters agreement that governs Ralliant’s and Fortive’s compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally will allocate liabilities and responsibilities relating to employment matters, employee compensation, and benefit plans and programs (the “Employee Matters Agreement”).
The Employee Matters Agreement provided that each Fortive equity award held by Ralliant employees that was outstanding immediately prior to the completion of the distribution, would be assumed by Ralliant and converted into a Ralliant equity award denominated in shares of Ralliant common stock with a comparable value, based on an equity award adjustment ratio to be adopted by Fortive for purposes of making equitable adjustments to the Fortive equity awards held by Ralliant employees.
The Employee Matters Agreement provided that, following the completion of the distribution, Ralliant employees generally will no longer participate in benefit plans sponsored or maintained by Fortive and will commence participation in Ralliant benefit plans, which are generally similar to the existing Fortive benefit plans.
The Employee Matters Agreement also set forth the general principles relating to employee matters, including with respect to the assignment and transfer of employees, the assumption and retention of liabilities and related assets, workers’ compensation, payroll taxes, regulatory filings, leaves of absence, the provision of comparable benefits, employee service credit, the sharing of employee information, and the duplication or acceleration of benefits.

Tax Matters Agreement
In connection with the Separation, Ralliant and Fortive entered into a tax matters agreement that governs the parties’ respective rights, responsibilities, and obligations with respect to taxes, including responsibility for tax liabilities, entitlement to tax refunds and other tax benefits, allocation of tax attributes, preparation and filing of tax returns, control of audits and other tax proceedings, and other matters relating to taxes (the “Tax Matters Agreement”). In general, and subject to certain exceptions (including with respect to certain transaction taxes triggered by the separation), under the Tax Matters Agreement, Ralliant will be responsible for any U.S. federal, state, local, or foreign taxes (and any related interest, penalties, or audit adjustments) imposed with respect to tax returns that include only Ralliant and/or any of Ralliant’s subsidiaries. Ralliant will generally be responsible for preparing and filing any such tax returns, and will generally have the authority to control tax contests with respect thereto. Refer to Note 13 to the consolidated and combined financial statements included in this Annual Report for information about federal, state, and foreign tax filings and examinations by domestic and international taxing authorities under the Tax Matters Agreement.
In addition, the Tax Matters Agreement imposes certain restrictions on Ralliant and its subsidiaries designed to preserve the tax-free status of the distribution and certain related transactions, as well as the intended tax treatment of certain transactions entered into pursuant to the internal restructuring. Ralliant (and its subsidiaries) will be barred from taking any action, or failing to take any action, if such action or failure to act would adversely affect, or could reasonably be expected to adversely affect, the tax-free status or other intended tax treatment of these transactions. In addition, for the two-year period following the distribution, Ralliant (and its subsidiaries) will be subject to specific restrictions on its ability to enter into certain capital-raising, strategic, or other corporate transactions, including restrictions on: (i) mergers and other acquisition or sale transactions involving Ralliant’s stock, (ii) any corporate transaction which would cause the Company to undergo a 50% or greater change in its stock ownership (as determined for purposes of Section 355(e) of the Internal Revenue Code (“the Code”)), (iii) redemptions or repurchases of its stock, (iv) liquidation transactions, (v) discontinuing the active conduct of its trade or business, (vi) issuance or sale of its stock or other securities (including securities convertible into its stock, but excluding certain compensatory arrangements), (vii) sales of assets outside of the ordinary course of business, and (viii) amendments to its certificate of incorporation (or other organizational documents) or other actions affecting the voting rights of the Company’s common stock.
The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the distribution, together with certain related transactions, as well as any transaction entered into pursuant to the internal reorganization that is intended to be tax-free for applicable tax law purposes, is not tax-free (or otherwise fails to qualify for its intended tax treatment). In general, under the Tax Matters Agreement, each party is expected to be responsible for any taxes, whether imposed on Ralliant or Fortive, that arise from (1) the failure of the distribution, together with certain related transactions, to qualify for tax-free treatment under the Code or (2) the failure of certain related transactions to qualify for their intended tax treatment, in each case, to the extent that the failure to so qualify is attributable to post-distribution actions by such party or transactions with respect to such party’s stock, or to a breach of certain representations or covenants made by that party in the Tax Matters Agreement or in any documents relating to the IRS ruling or opinions of tax advisors obtained in connection with the distribution, certain related transactions or the internal restructuring.
Pursuant to the terms of the Tax Matters Agreement, Ralliant is required to reimburse Fortive or pay taxing authorities directly for an amount contractually agreed with Fortive of approximately $51.0 million. Of the approximately $51.0 million of tax transaction costs, $50.0 million was paid during 2025 and $1.1 million was accrued as a payable due to Fortive as of December 31, 2025. The total tax transaction costs of $51.0 million were recognized in the third quarter and were recorded as an offset to additional paid-in capital as the items represent a settlement with the Former Parent in accordance with the Tax Matters Agreement.
Transition Services Agreement
Ralliant and Fortive have entered into a transition services agreement that became effective upon the distribution, pursuant to which Fortive and its subsidiaries and Ralliant and its subsidiaries provide to each other, for an interim, transitional period, various services in order to help ensure an orderly transition following the separation and the distribution (the “Transition Services Agreement”). The cost of these services is negotiated between Ralliant and Fortive as set forth in the Transition Services Agreement.

The Transition Services Agreement terminates on the expiration of the term of the last service provided under it, unless earlier terminated by either party under certain circumstances, including, but not limited to, in the event of any uncured material breach by the other party or its applicable affiliates. If no term period is provided for a specified service, then such service is to terminate on the second anniversary of the effective date of the Transition Services Agreement. The recipient of a particular service generally can terminate that service prior to the scheduled expiration date, subject to a minimum notice period equal to 30 days.
Ralliant does not expect the net costs associated with the Transition Services Agreement to be materially different than the historical costs that have been allocated to Ralliant related to these same services prior to the Separation.
Per the Transition Services Agreement, Fortive and the Company provide to each other certain specified services on a temporary basis, including various information technology, financial, and administrative services. The cost of these services are negotiated between the Company and Fortive as set forth in the Transition Services Agreement and were immaterial during the year ended December 31, 2025.
Intellectual Property Matters Agreement
Ralliant and Fortive entered into an intellectual property matters agreement pursuant to which Fortive granted to Ralliant a non-exclusive, royalty-free, fully paid-up, worldwide, irrevocable, sublicensable (subject to the restrictions below) license to use certain intellectual property rights retained by Fortive (the “Intellectual Property Matters Agreement”). Ralliant will be able to sublicense its rights in connection with activities relating to the Company and its affiliates’ business but not for independent use by third parties.
Ralliant will also grant back to Fortive a non-exclusive, royalty-free, fully paid-up, worldwide, irrevocable, sublicensable (subject to the restrictions below) license to continue to use certain intellectual property rights owned by or transferred to Ralliant. Fortive will be able to sublicense its rights in connection with activities relating to Fortive’s and its affiliates’ retained business but not for independent use by third parties. This license-back will permit Fortive to continue to use certain of Ralliant’s intellectual property rights in the conduct of its remaining businesses. Ralliant believes that the license-back will have little impact on its businesses because Fortive’s use of intellectual property rights is generally limited to products and services that are not part of the Company’s businesses.
The Intellectual Property Matters Agreement is intended to provide freedom to operate in the event that any of Fortive’s retained trade secrets (excluding Fortive Business System (“FBS”), copyrights, or patented technology is used in any of Ralliant’s businesses, and, as such, applies to all portions of Ralliant’s businesses. However, management believes there may be relatively little use of such retained trade secrets, copyrights, or patented technology in Ralliant’s businesses, and as a result, they do not believe that the Intellectual Property Matters Agreement has a material impact on any of Ralliant’s businesses.
FBS License Agreement
Ralliant and Fortive entered into a license agreement (the ”FBS License Agreement”) pursuant to which Fortive granted Ralliant a non-exclusive, royalty-free, fully paid-up, worldwide, sublicensable (subject to the restrictions below) license to use the FBS solely in support of Ralliant’s business. Ralliant will be able to sublicense such license to direct and indirect, wholly-owned subsidiaries (but only as long as such entities remain direct and indirect, wholly-owned subsidiaries), and to third parties to support its own business. In addition, in the unlikely event that either Ralliant or Fortive patents any invention claiming an improvement on FBS within the first two years of the term of the FBS License Agreement, the party who acquires that patent will license the other party under the same terms described above, but with no obligation to disclose any such improvements.
Ralliant anticipates that FBS, which was rebranded as Ralliant Business System (“RBS”) as used by Ralliant following the distribution, will be used by its various businesses and functions to continuously improve performance.

Fort Solutions License Agreement
Ralliant and Fortive entered into a license agreement pursuant to which Fortive granted Ralliant a non-exclusive, royalty-free, fully paid-up, worldwide, license to use certain software modules, algorithms, processes, tools, feedback, and reports developed through the use of Fortive’s Fort Technology Platform (“Solutions”) used in Ralliant’s business as of the distribution date, solely in support of Ralliant’s business (the “Fort Solutions License Agreement”). Ralliant will be able to sublicense such license to direct and indirect, wholly-owned subsidiaries (but only as long as such entities remain direct and indirect, wholly-owned subsidiaries), and to third parties to support its own business. To the extent the Company provides Fortive with any feedback with respect to the Solutions the Company is licensed, Ralliant will grant Fortive a non-exclusive, royalty-free, fully paid-up, worldwide, license to use such feedback in Fortive’s own business. In addition, in the unlikely event that either Ralliant or Fortive patents any invention claiming an improvement on the Solutions that are licensed to the Company within the first two years of the term of the Fort Solutions License Agreement, the party who acquires that patent will license the other party under the same terms described above, but with no obligation to disclose any such improvements.
Allocations of Expenses
Prior to the Separation, Ralliant operated as part of Fortive and not as a standalone company. Certain shared costs were allocated to Ralliant by Fortive in the periods prior to the Separation, and were reflected as expenses in the accompanying consolidated and combined financial statements. Management considered the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to Ralliant for purposes of the carved-out financial statements; however, the expenses reflected in the accompanying consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Ralliant had operated as a separate standalone entity or the expenses that will be incurred in the future by Ralliant.
Corporate Expenses
Certain corporate overhead and other shared expenses incurred by Fortive and its subsidiaries have been allocated to Ralliant and are reflected in the accompanying Consolidated and Combined Statements of (Loss) Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Fortive information technology infrastructure, facilities, compliance, human resources, marketing, and legal functions and financial management and transaction processing, including public company reporting, consolidated tax filings and tax planning, Fortive benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock-based compensation administration. These costs were allocated using a methodology that management believes is reasonable for the item being allocated. Allocation methodologies include Ralliant’s relative share of revenues, headcount, or functional spend as a percentage of the total.
Insurance Programs Administered by Former Parent
In addition to the corporate allocations noted above, Ralliant was allocated expenses related to certain insurance programs Fortive administered on behalf of Ralliant, including automobile liability, workers’ compensation, general liability, product liability, director’s and officer’s liability, cargo, and property insurance. These amounts were allocated using various methodologies, as described below.
Included within the insurance cost allocation were amounts related to programs for which Fortive was self-insured up to a certain amount. For the self-insured component, costs were allocated to Ralliant based on incurred claims of Ralliant. Fortive has premium-based policies that cover amounts in excess of the self-insured retentions. Ralliant was allocated a portion of the total insurance cost incurred by Fortive based on its pro-rata portion of Fortive’s total underlying exposure base. An estimated liability relating to Ralliant’s known and incurred but not reported claims has been allocated to Ralliant and reflected in the accompanying Consolidated and Combined Balance Sheets.
Medical Insurance Programs Administered by Former Parent
In addition to the corporate allocations noted above, Ralliant was allocated expenses related to the medical insurance programs administered by Fortive on behalf of Ralliant. These amounts were allocated using actual medical claims incurred during the period for the employees attributable to Ralliant.

Deferred Compensation Program Administered by Former Parent
Certain employees of Ralliant participated in Fortive’s nonqualified deferred compensation programs, which permitted officers, directors, and certain management employees to defer a portion of their compensation, on a pretax basis, until their termination of employment. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within Fortive’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by Ralliant are entirely based on changes in the value of Fortive’s common stock). All amounts deferred under this plan were unfunded, unsecured obligations of Ralliant.
The amounts of related party expenses allocated to Ralliant from Fortive and its non-Ralliant subsidiaries for the years ended December 31 were as follows:

	2025	2024	2023
Allocated corporate expenses	$20.3	$40.8	$37.9
Directly attributable expenses:
Insurance programs expenses	3.6	6.5	5.7
Medical insurance programs expenses	30.5	62.5	57.0
Deferred compensation program expenses	1.3	1.2	0.9
Total related party expenses	$55.7	$111.0	$101.5
Revenue and Other Transactions Entered into in the Ordinary Course of Business
Prior to the Separation, Ralliant operated as part of Fortive and not as a standalone company and certain of Ralliant’s revenue arrangements related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Following the Separation, Ralliant continues to enter into revenue arrangements in the ordinary course of business with Fortive and its affiliates, although certain agreements were entered into or terminated as a result of the Separation. Ralliant’s sales to and purchases from Fortive were not material during the years ended December 31, 2025, 2024, and 2023.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On November 18, 2025, Karen Bick, the Company’s Chief People Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) (the “Bick 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Bick 10b5-1 Plan provides for the sale of up to 21,639 shares of Ralliant common stock on behalf of Ms. Bick during the period beginning on the later of (i) March 2, 2026, and (ii) the expiration of the applicable cooling-off period under Rule 10b5-1(c), and ending November 18, 2026, subject to earlier termination in accordance with the terms of the Bick 10b5-1 Plan and applicable laws, rules, and regulations.
During the three months ended December 31, 2025, none of the Company's other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Amended and Restated Ralliant Corporation Severance and Change in Control Plan for Officers
On February 20, 2026, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an amended and restated Ralliant Corporation Severance and Change in Control Plan for Officers (the “A&R Severance and CIC Plan”). The A&R Severance and CIC Plan, among other things, increases the severance multiple applied to calculate severance payments in connection with a change of control from 2.0x to 3.0x for the Chief Executive Officer and from 1.0x to 2.0x for other eligible participants and modifies the provisions related to Consolidated Omnibus Budget Reconciliation Act continuation coverage following a participant’s termination of service.
The foregoing description of the A&R Severance and CIC Plan does not purport to be complete and is qualified in its entirety by reference to the A&R Severance and CIC Plan, a copy of which is attached as Exhibit 10.22 to this Annual Report and is incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Board Composition, Corporate Governance, and Executive Compensation – Compensation Discussion and Analysis – Other Compensation Matters – Trading in Company Securities in the definitive proxy statement for Ralliant Corporation’s (“Ralliant,” the “Company,” or “it”) 2026 annual meeting of stockholders (the “Proxy Statement”) and to the information under the caption “Information about the Company’s Executive Officers” in Part I of this Annual Report.
Code of Ethics
The Company has adopted a code of business conduct and ethics for its directors, officers (including Ralliant’s principal executive officer, principal financial officer, and principal accounting officer), and employees, known as the Ralliant Code of Conduct. The Ralliant Code of Conduct is available in the “Governance Documents” section of the Company’s website at investors.ralliant.com.
The Company intends to disclose any amendment to the Ralliant Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Ralliant Code of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of the Company’s other executive officers, in the “Governance Documents” section of the Company’s website, at investors.ralliant.com, within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the sections entitled Executive Compensation – Compensation Discussion and Analysis, – Compensation Committee Report, – Executive Compensation Tables, – Compensation Committee Interlocks and Insider Participation, and Director Compensation in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference from the sections entitled Security Ownership of Certain Beneficial Owners and Executive Compensation – Equity Compensation Plan Information in the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the sections entitled Board Composition – Nomination Process – Director Independence and Certain Relationships and Related Person Transactions in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the section entitled Ratification of the Appointment of Ernst & Young as Our Independent Auditor for the Fiscal Year Ending December 31, 2026 – Fees Paid to Independent Auditor in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements, including the report of independent registered public accounting firm (PCAOB ID: 42), are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
(2)Schedules. An index of Exhibits and Schedules is on page 116 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

RALLIANT CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	120
EXHIBIT INDEX

Exhibit No.		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	2.1	6/30/2025
3.1	Amended and Restated Certificate of Incorporation of Ralliant Corporation	8-K	3.2	6/30/2025
3.2	Amended and Restated Bylaws of Ralliant Corporation	8-K	3.3	6/30/2025
4.1*	Description of Securities
10.1	Employee Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.1	6/30/2025
10.2	Tax Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.2	6/30/2025
10.3	Transition Services Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.3	6/30/2025
10.4	Intellectual Property Matters Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.4	6/30/2025
10.5	FBS License Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.5	6/30/2025
10.6	Fort Solutions License Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	10.6	6/30/2025
10.7†	Offer Letter, dated February 7, 2025, between Fortive Corporation and Jonathon E. Boatman	10-12B	10.12	5/5/2025
10.8†	Offer Letter, dated February 24, 2025, between Fortive Corporation and Tamara S. Newcombe	10-12B	10.13	5/5/2025
10.9†	Offer Letter, dated March 7, 2025, between Fortive Corporation and Amir Kazmi	10-12B	10.14	5/5/2025
10.10†	Offer Letter, dated March 10, 2025, between Fortive Corporation and Karen M. Bick	10-12B	10.15	5/5/2025
10.11†	Offer Letter, dated April 25, 2025, between Fortive Corporation and Neill P. Reynolds	10-12B	10.16	5/5/2025
10.12†	Ralliant Corporation 2025 Stock Incentive Plan	8-K	10.7	6/30/2025
10.13†	Ralliant Corporation Non-Employee Directors’ Deferred Compensation Plan	8-K	10.8	6/30/2025
10.14†	Ralliant Corporation 2025 Executive Incentive Compensation Plan	8-K	10.9	6/30/2025
10.15†	Ralliant Corporation Executive Deferred Incentive Plan	8-K	10.11	6/30/2025
10.16†	Ralliant Corporation Director Compensation Policy	8-K	10.12	6/30/2025
10.17†	Ralliant Retirement Savings Plan	8-K	10.13	6/30/2025
10.18†	Form of Ralliant Corporation Non-Employee Director Restricted Stock Unit Agreement	10-Q	10.13	8/11/2025
10.19†	Form of Director and Officer Indemnification Agreement	10-Q	10.2	11/6/2025
10.20†	Form of Restricted Stock Unit Agreement	10-Q	10.3	11/6/2025
10.21†	Form of Stock Option Agreement	10-Q	10.4	11/6/2025
10.22†*	Amended and Restated Ralliant Corporation Severance and Change in Control Plan for Officers
10.23	Credit Agreement, dated as of May 15, 2025, among Ralliant Corporation, PNC Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto	10-12B/A	10.20	5/19/2025

10.24	Amendment No. 1 to Credit Agreement, dated November 24, 2025, by and among Ralliant Corporation, PNC Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto	8-K	10.1	11/25/2025
19.1*	Ralliant Corporation Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Ralliant Corporation Clawback Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101
*    Filed herewith.
**    Furnished herewith.
†    Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLIANT CORPORATION

Date: February 26, 2026	By:	/s/ TAMARA NEWCOMBE
Tamara Newcombe
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ TAMARA NEWCOMBE	February 26, 2026
Tamara Newcombe
President & Chief Executive Officer & Director

/s/ NEILL REYNOLDS	February 26, 2026
Neill Reynolds
Chief Financial Officer

/s/ TEO OSBEN	February 26, 2026
Teo Osben
Chief Accounting Officer

/s/ GANESH MOORTHY	February 26, 2026
Ganesh Moorthy
Chairman of the Board

/s/ KEVIN BRYANT	February 26, 2026
Kevin Bryant
Director

/s/ KATE MITCHELL	February 26, 2026
Kate Mitchell
Director

/s/ LUIS MÜLLER	February 26, 2026
Luis Müller
Director

/s/ ANELISE SACKS	February 26, 2026
Anelise Sacks
Director

/s/ NEIL SCHRIMSHER	February 26, 2026
Neil Schrimsher
Director

/s/ ALAN SPOON	February 26, 2026
Alan Spoon
Director

/s/ BRIAN WORRELL	February 26, 2026
Brian Worrell
Director

RALLIANT CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts	Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2025:
Allowances deducted from asset accounts
Allowance for credit losses	$11.3	$0.9	$0.3	$0.7	$(5.4)	$7.8

Year Ended December 31, 2024:
Allowances deducted from asset accounts
Allowance for credit losses	$16.3	$0.1	$(0.3)	$1.2	$(6.0)	$11.3

Year Ended December 31, 2023:
Allowances deducted from asset accounts
Allowance for credit losses	$14.1	$3.0	$0.1	$0.4	$(1.3)	$16.3