Form 10-Q
period 2026-04-03
Ralliant Corp
filed 2026-05-12
CIK 2041385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________

FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 3, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding at May 7, 2026 was 111,933,148.

RALLIANT CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	April 3, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$268.0	$318.8
Accounts receivable less allowance for credit losses of $8.5 and $7.8, respectively	277.2	285.3
Inventories:
Finished goods	64.0	63.5
Work in process	133.1	119.5
Raw materials	124.2	118.6
Inventories, net	321.3	301.6
Prepaid expenses and other current assets	63.0	70.4
Total current assets	929.5	976.1
Property, plant and equipment, net of accumulated depreciation of $471.9 and $468.7, respectively	214.8	214.2
Other assets	172.7	163.7
Goodwill	1,617.3	1,672.4
Other intangible assets, net	762.5	795.2
Total assets	$3,696.8	$3,821.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$530.4
Trade accounts payable	248.8	263.7
Accrued expenses and other current liabilities	330.2	365.6
Total current liabilities	579.0	1,159.7
Long-term debt	1,148.3	618.4
Other long-term liabilities	404.0	409.2
Total liabilities	2,131.3	2,187.3
Commitments and contingencies (Note 9)

Equity:
Common stock: $0.01 par value, 1,300.0 shares authorized; 113.1 and 112.9 issued; and 111.9 and 112.9 outstanding, respectively	1.1	1.1
Preferred stock: $0.01 par value, 10.0 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	3,232.2	3,223.4
Treasury stock, at cost	(50.5)	—
Accumulated deficit	(1,306.7)	(1,345.3)
Accumulated other comprehensive loss	(310.6)	(244.9)
Total equity	1,565.5	1,634.3
Total liabilities and equity	$3,696.8	$3,821.6
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts) (Unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Sales	$534.6	$481.8
Cost of sales	(262.3)	(238.4)
Gross profit	272.3	243.4
Operating expenses:
Selling, general and administrative	(160.5)	(128.3)
Research and development	(43.7)	(41.3)
Operating profit	68.1	73.8
Non-operating expense, net:
Interest expense, net	(14.7)	—
Other non-operating expenses, net	(0.5)	(0.5)
Earnings before income taxes	52.9	73.3
Income tax expense	(8.7)	(9.4)
Net earnings	$44.2	$63.9

Net earnings per share:
Basic	$0.39	$0.57
Diluted	$0.39	$0.57
Average common stock and common equivalent shares outstanding:
Basic	112.4	112.7
Diluted	113.2	112.7
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions) (Unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Net earnings	$44.2	$63.9
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(65.9)	85.8
Pension and post-retirement plan benefit adjustments	0.2	0.2
Total other comprehensive (loss) income, net of income taxes	(65.7)	86.0
Comprehensive (loss) income	$(21.5)	$149.9
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Equity
	Shares Outstanding	Amount
Balance, December 31, 2025	112.9	$1.1	$3,223.4	$—	$(1,345.3)	$(244.9)	$—	$1,634.3
Net earnings	—	—	—	—	44.2	—	—	44.2
Other comprehensive income	—	—	—	—		(65.7)	—	(65.7)
Dividends to common stockholders ($0.05 per common stock)	—	—	—	—	(5.6)	—	—	(5.6)
Stock-based compensation	0.2	—	13.5	—	—	—	—	13.5
Common stock repurchases	(1.2)	—		(50.5)	—	—	—	(50.5)
Shares withheld for taxes	—	—	(4.7)	—	—	—	—	(4.7)
Balance, April 3, 2026	111.9	$1.1	$3,232.2	$(50.5)	$(1,306.7)	$(310.6)	$—	$1,565.5

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Former Parent’s Equity
	Shares Outstanding	Amount
Balance, December 31, 2024	—	$—	$—	$—	$—	$(491.3)	$4,254.1	$3,762.8
Net earnings	—	—	—	—	—	—	63.9	63.9
Net transfers to Former Parent	—	—	—	—	—	—	(72.6)	(72.6)
Other comprehensive loss	—	—	—	—	—	86.0	—	86.0
Stock-based compensation	—	—	—	—	—	—	6.5	6.5
Balance, March 28, 2025	—	$—	$—	$—	$—	$(405.3)	$4,251.9	$3,846.6
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions) (Unaudited)

	Three Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities:
Net earnings	$44.2	$63.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	22.3	20.3
Depreciation	7.4	6.6
Stock-based compensation	11.1	6.5
Change in accounts receivable, net	6.7	5.0
Change in inventories	(20.6)	2.6
Change in trade accounts payable	(14.8)	(17.0)
Change in prepaid expenses and other assets	3.3	(6.1)
Change in accrued expenses and other liabilities	(40.5)	(9.8)
Net cash provided by operating activities	19.1	72.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(8.7)	(5.6)
Proceeds from sale of property	—	1.5
Net cash used in investing activities	(8.7)	(4.1)

Cash flows from financing activities:
Payments of debt issuance costs	(0.8)	—
Net transfers to Former Parent	—	(72.6)
Repurchase of common shares	(50.5)	—
Dividends paid	(5.6)	—
Other financing activities	(2.2)	—
Net cash used in financing activities	(59.1)	(72.6)

Effect of exchange rate changes on cash and equivalents	(2.1)	4.7
Net change in cash and equivalents	(50.8)	—
Beginning balance of cash and equivalents	318.8	—
Ending balance of cash and equivalents	$268.0	$—
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
($ and shares in millions, except per share amounts, unless otherwise noted) (Unaudited)
NOTE 1. BUSINESS OVERVIEW
Ralliant Corporation (“Ralliant,” the “Company,” or “it”) is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. The Company empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Sensors and Safety Systems and Test and Measurement – include well-known brands with prominent positions across a range of attractive end markets.
Separation from Fortive Corporation
Ralliant completed its separation from Fortive Corporation (“Fortive” or the “Former Parent”) on June 28, 2025 (“the Separation”), the first day of the Company’s third fiscal quarter. The Separation was completed on such date in the form of a pro rata distribution to Fortive shareholders of record as of the close of business on June 16, 2025 (the “Record Date”) of all of the issued and outstanding shares of Ralliant common stock held by Fortive. Each Fortive shareholder as of the Record Date received one share of Ralliant common stock for every three shares of Fortive common stock held on the Record Date. Ralliant’s common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “RAL” on June 30, 2025. For further discussion of the Separation refer to Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Form 10-K”).
Basis of Presentation
Ralliant has historically operated as part of Fortive and not as a separate, publicly traded company. For the periods prior to the Separation, the accompanying unaudited combined condensed financial statements have been derived from Fortive’s historical accounting records of its Precision Technologies segment and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Ralliant are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Fortive’s corporate office and from other Fortive businesses to Ralliant and allocations of related assets, liabilities, and Net Former Parent investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Ralliant been an entity that operated independently of Fortive. Related-party allocations are discussed further in Note 12.
Following the Separation, the consolidated financial statements included the accounts of Ralliant and its wholly-owned subsidiaries and no longer included any allocations from Fortive. Accordingly:
•The Consolidated Condensed Balance Sheets at April 3, 2026 and December 31, 2025 consisted of Ralliant’s consolidated balances.
•The Consolidated Condensed Statements of Earnings, Statements of Comprehensive Income, Statements of Changes in Equity, and Statements of Cash Flows for the three months ended April 3, 2026 consisted of Ralliant’s consolidated results. The Combined Condensed Statements of Earnings, Statements of Comprehensive Income, Statements of Changes in Equity, and Statements of Cash Flows for the three months ended March 28, 2025 consisted of the combined results of the Ralliant businesses.
Prior to the Separation, Ralliant was dependent upon Fortive for all of its working capital and financing requirements under Fortive’s centralized approach to cash management and financing of its operations. Because the Company was part of Fortive during the three months ended March 28, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant and related to the Separation have been included in these combined condensed financial statements. Other financial transactions relating to the business operations of the Company during the three months ended March 28, 2025 were accounted for through the Net Former Parent investment account of the Company.

Net Former Parent investment, which includes retained earnings prior to the Separation, represents Fortive’s interest in the recorded net assets of Ralliant. All significant transactions between Ralliant and Fortive have been included in the accompanying combined condensed financial statements for the three months ended March 28, 2025. Transactions with Fortive are reflected in the accompanying combined condensed statement of changes in equity as “Net transfers to Former Parent.”
All significant intercompany accounts and transactions between the operations comprising Ralliant have been eliminated in the accompanying Consolidated and Combined Condensed Statements of Earnings for the three months ended April 3, 2026 and March 28, 2025 and the Consolidated Condensed Balance Sheets as of April 3, 2026 and December 31, 2025.
The Company prepared the unaudited consolidated and combined condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated and combined condensed financial statements included herein should be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included within the Form 10-K.
In the Company’s opinion, the accompanying financial statements contain all adjustments, which consist of normal and recurring accruals necessary to fairly present its financial position, results of operations, comprehensive income, equity, and cash flows for such period. During the first quarter of 2026, the Company reclassified sales by geography to better align sales to the end customer. Prior year information has been recast to conform to current year presentation. Such change to the Company’s reporting process is not material to the Company’s consolidated and combined financial statements.
The consolidated and combined condensed financial statements contained herein may not be indicative of future performance and the combined condensed financial statements for the three months ended March 28, 2025 do not necessarily reflect what the combined condensed statement of earnings and combined condensed statement of cash flows would have been had the Company operated as a separate business entirely during such period.
Segment Presentation
Ralliant operates through two reportable segments that are also its two operating segments Sensors and Safety Systems, which provides leading power grid monitoring solutions, safety systems for mission critical aero, defense, and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential, and Test and Measurement, which provides precision test and measurement instruments, systems, and services.
Allowances for Credit Losses
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets and were adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three months ended April 3, 2026 and March 28, 2025, the activity was immaterial.

New Accounting Pronouncements
Issued and Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends certain disclosure requirements related to income taxes on an annual basis. This standard is effective for fiscal year ending December 31, 2025, and interim periods thereafter. For the year ended December 31, 2025, the Company adopted ASU 2023-09 using a prospective basis and updated the applicable annual disclosure to align with the new standard in Note 7.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. An entity may elect the practical expedient when measuring credit losses, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for the fiscal year ending December 31, 2026 and interim periods beginning with the first quarter of 2026, with early adoption permitted, and should be applied prospectively. On January 1, 2026, the Company adopted the practical expedient described in ASU 2025-05 using a prospective approach and updated the allowance for credit losses recorded on the Consolidated Condensed Balance Sheet as of April 3, 2026 to align with the new standard. The adoption did not have a material impact on the consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, which replaces the previous stage-based model for capitalizing internal-use software development costs, with requirements where capitalization begins when management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. This standard is effective for the fiscal year ending December 31, 2028 and interim periods beginning with the first quarter of 2028, with early adoption permitted. The entity can elect to apply the new guidance through a prospective, modified transition, or retrospective approach. The Company is currently evaluating the effects of this standard on its consolidated and combined financial statements.
NOTE 2. GOODWILL
The following is a rollforward of the Company’s carrying value of goodwill by segment:

	Sensors and Safety Systems	Test and Measurement	Total
Balance, December 31, 2025	$771.1	$901.3	$1,672.4
Foreign currency translation	(1.1)	(54.0)	(55.1)
Balance, April 3, 2026	$770.0	$847.3	$1,617.3

NOTE 3. FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 3, 2026
Deferred compensation liabilities	$—	$10.1	$—	$10.1
December 31, 2025
Deferred compensation liabilities	$—	$9.3	$—	$9.3
Certain management employees participate in the Company’s nonqualified deferred compensation program that permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plan are unfunded, unsecured obligations. These amounts are recorded as a component of the Company’s compensation and other post-retirement benefits accruals within Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within Ralliant’s defined contribution plans for the benefit of U.S. employees (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of Ralliant common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts and are recorded within Selling, general and administrative expenses in the Consolidated and Combined Condensed Statements of Earnings and impact cash flows from operating activities.
Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment, at least annually for goodwill and other indefinite-lived intangible assets, or whenever events or circumstances indicate that their carrying value may not be fully recoverable. The Company evaluated events or circumstances that may indicate the carrying value of its non-financial assets may not be fully recoverable during the three months ended April 3, 2026 and March 28, 2025, and recorded no impairments.
Fair Value of Financial Instruments
As of April 3, 2026 and December 31, 2025, the Company’s long-term debt was categorized as Level 2. The Company’s fair value of long-term borrowings approximates their carrying amount due to the variable market-based interest rate. The fair value of cash and equivalents, trade accounts receivable, net, and trade accounts payable, approximates their carrying amount due to the short-term maturities of these instruments.

NOTE 4. FINANCING
The components of the Company’s long-term debt were as follows:

	Effective Interest Rate	April 3, 2026	December 31, 2025
USD Term Loan due March 2029	4.95%	$550.0	$530.8
USD Term Loan due June 2028	4.83%	600.0	619.2
Long-term debt, principal amounts		1,150.0	1,150.0
Less: aggregate unamortized debt discounts, premiums, and issuance costs		1.7	1.2
Long-term debt, carrying value		$1,148.3	$1,148.8
Less: current portion of long-term debt, carrying value		—	530.4
Long-term debt, net of current maturities		$1,148.3	$618.4
Amendment to Credit Agreement
On March 30, 2026, Ralliant entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement dated as of May 15, 2025 (the “Credit Agreement”). The Second Amendment, among other things, (i) refinanced the $530.8 million then outstanding under the term loan due December 2026 with a $550.0 million term loan due March 2029 that includes an applicable borrowing rate thereunder that is 12.5 basis points higher than that of the previous rate; (ii) reduced the amount outstanding under the then outstanding term loan due June 2028 from $619.2 million to $600.0 million, and decreased the applicable borrowing rate thereunder by 12.5 basis points; and (iii) removed the 85% cap on netting cash and cash equivalents outside of the United States for purposes of calculating the Company’s consolidated net leverage ratio. Ralliant incurred immaterial debt issuance costs associated with the Second Amendment. All other material terms of the Credit Agreement, as previously amended by Amendment No. 1 thereto, remain unchanged. Refer to Note 9 in the Company’s Notes to the Consolidated and Combined Financial Statements included in the Form 10-K for additional details.
The term loans under the Credit Agreement contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations. As of April 3, 2026, Ralliant was in compliance with all of the covenants under the Credit Agreement, as amended.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component are summarized below:

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended April 3, 2026:
Balance, December 31, 2025	$(229.8)	$(15.1)		$(244.9)
Other comprehensive income before reclassifications:
Decrease	(68.5)	—		(68.5)
Income tax impact	2.6	—		2.6
Other comprehensive loss before reclassifications, net of income tax expense	(65.9)	—		(65.9)
Amounts reclassified from AOCI into income:
Increase	—	0.2		0.2
Income tax impact	—	—	(c)	—
Amounts reclassified from AOCI into income, net of income tax expense	—	0.2		0.2
Net current period other comprehensive (loss) income	(65.9)	0.2		(65.7)
Balance, April 3, 2026	$(295.7)	$(14.9)		$(310.6)

For the Three Months Ended March 28, 2025:
Balance, December 31, 2024	$(474.5)	$(16.8)		$(491.3)
Other comprehensive income before reclassifications:
Increase	94.3	—		94.3
Income tax impact	(8.5)	—		(8.5)
Other comprehensive income before reclassifications, net of income tax expense	85.8	—		85.8
Amounts reclassified from AOCI into income:
Increase	—	0.2	(b)	0.2
Income tax impact	—	—	(c)	—
Amounts reclassified from AOCI into income, net of income tax expense	—	0.2		0.2
Net current period other comprehensive income	85.8	0.2		86.0
Balance, March 28, 2025	$(388.7)	$(16.6)		$(405.3)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 10 in the Company’s Notes to the Consolidated and Combined Financial Statements included in the Form 10-K for additional details).

(c) The income tax impact amount was rounded to zero.
NOTE 6. SALES
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

Contract Liabilities — The Company’s contract liabilities consist of deferred revenue generally related to customer deposits received in advance of performance under the contract, extended warranty sales, and product maintenance agreements, where the Company generally receives up-front payment and recognizes revenue over the service or support term. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue is recorded within Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
The Company’s contract liabilities consisted of the following:

	April 3, 2026	December 31, 2025
Deferred revenue - current	$159.8	$154.6
Deferred revenue - noncurrent	39.9	38.7
Total contract liabilities	$199.7	$193.3
In the three months ended April 3, 2026, the Company recognized $44.4 million of revenue related to its contract liabilities at December 31, 2025. The change in the Company’s contract liabilities from December 31, 2025 to April 3, 2026 was primarily due to revenue recognized as products were delivered to customers.
Remaining Performance Obligations — Ralliant’s remaining performance obligations represent the transaction price of firm, non-cancelable orders, for which work has not yet been performed. The Company has excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations by segment were:

April 3, 2026
Test and Measurement	$54.2
Sensors and Safety Systems	3.8
Total remaining performance obligations	$58.0
The majority of remaining performance obligations are related to service and support contracts, which the Company expects to fulfill approximately 60% within the next two years, approximately 75% within the next three years, and substantially all within four years.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic locations and end markets for each of its segments as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. For the three months ended April 3, 2026 and March 28, 2025, no country other than those presented had material sales individually.

Disaggregation of revenue for the three months ended April 3, 2026 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$286.0	$203.4	$82.6
China	78.4	30.8	47.6
All other	170.2	90.2	80.0
Total	$534.6	$324.4	$210.2

End markets:
Industrial manufacturing	$108.7	$108.7	$—
Defense and space	93.0	93.0	—
Utilities	73.5	73.5	—
Other	49.2	49.2	—
Diversified electronics	110.8	—	110.8
Communications	63.2	—	63.2
Semiconductors	36.2	—	36.2
Total	$534.6	$324.4	$210.2
Disaggregation of revenue for the three months ended March 28, 2025 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$244.2	$179.5	$64.7
China	72.4	28.3	44.1
All other	165.2	85.5	79.7
Total	$481.8	$293.3	$188.5

End markets:
Industrial manufacturing	$101.3	$101.3	$—
Defense and space	77.2	77.2	—
Utilities	70.9	70.9	—
Other	43.9	43.9	—
Diversified electronics	96.1	—	96.1
Communications	53.9	—	53.9
Semiconductors	38.5	—	38.5
Total	$481.8	$293.3	$188.5
NOTE 7. INCOME TAXES
Ralliant’s effective tax rate was 16.5% for the three months ended April 3, 2026 compared with 12.8% for the three months ended March 28, 2025. The increase in the effective tax rate for the three months ended April 3, 2026 compared with the three months ended March 28, 2025 was primarily attributable to the effects of various tax credits and deductions provided by law, including those associated with state income taxes, U.S. international taxes, non-deductible executive compensation, and changes in the Company’s uncertain tax position reserves.
Ralliant’s effective tax rate for the three months ended April 3, 2026 differs from the U.S. federal statutory rate of 21% due primarily to credits and deductions provided by law.

NOTE 8. STOCK-BASED COMPENSATION
The Ralliant Corporation 2025 Stock Incentive Plan (the “Stock Plan”) provides for the grants of stock appreciation rights, restricted stock units (“RSUs”) and performance stock units (“PSUs”) (collectively, “Stock Awards”), stock options, or any other stock-based awards. For a full description of the Stock Plan, refer to the disclosures in Note 15 of the Notes to the Consolidated and Combined Financial Statements included in the Form 10-K. Changes with respect to Stock Awards granted under the Stock Plan are described below.
Stock Awards Granted
Ralliant granted PSUs under the Stock Plan for the first time during the three months ended April 3, 2026. PSUs are subject to both market and performance-based conditions. For awards granted after the Separation under the Stock Plan, the fair values of RSUs and PSUs subject to performance-based conditions were measured using the closing price of Ralliant’s common stock on the date of grant. The fair value of the market-based portion of PSUs was determined using a Monte Carlo pricing model. PSUs are entitled to dividend equivalent rights, which are subject to the same performance and vesting conditions as the underlying awards. Dividend equivalent rights do not carry voting rights, and shares underlying PSUs are not considered issued or outstanding until the awards vest and shares are issued.
For RSUs granted prior to 2026, the grant-date fair value was adjusted for the absence of dividend rights during the vesting period. Beginning in 2026, RSUs are entitled to dividend equivalent rights during the vesting period, which are subject to the same vesting conditions as the underlying awards; accordingly, the fair value of RSUs granted in 2026 and thereafter is not adjusted for dividends forgone prior to vesting.
No stock options were granted during the three months ended April 3, 2026.
Under the Stock Plan, the Company granted the following Stock Awards during the three months ended April 3, 2026:

RSUs:
Number of awards	0.6
Fair value per share	$45.89

PSUs:
Number of awards	0.2
Weighted-average fair value per share	$46.76
The estimated fair value for the market-based portion of PSUs was calculated using a Monte Carlo pricing model based on the following assumptions for those granted in the three months ended April 3, 2026:

Risk-free interest rate	3.3%
Volatility (a)	39.1%
Dividend yield	—%
(a) Expected volatility is the measure of the amount by which the stock price has fluctuated or is expected to fluctuate. As the Company does not have sufficient historical data, peer volatility was used instead, which was calculated using an average of the expected term-matching lookback volatilities of peer companies as of the grant date.

Stock-Based Compensation Expense
Ralliant recognizes compensation expense for stock-based awards over the requisite service period, which is generally the vesting period, but may be shorter if an employee becomes retirement eligible prior to the end of the stated vesting period. Ralliant estimates pre-vesting forfeitures at the time of grant based on historical experience and revises those estimates in subsequent periods as actual forfeitures experience differs. Ultimately, the total compensation expense recognized will equal the grant date fair value of awards that actually vest.

PSUs provide for the issuance of shares of Ralliant’s common stock at no cost to the holder and vest between 0% and 200% of the target number of shares based on achievement of specified performance conditions.
PSUs granted in 2026 vest based on achievement of a combination of an internal growth metric and relative total stockholder return compared with the Standard & Poor’s 400 Mid Cap Index, each measured over a three-year performance period. PSUs will vest following the end of the performance period based on achievement and certification of the performance conditions.
Stock-based compensation has been recognized as a component of Selling, general and administrative expenses in the Consolidated and Combined Condensed Statements of Earnings based on the portion of the awards that are ultimately expected to vest.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Ralliant is, from time to time, subject to a variety of litigation and other proceedings incidental to Ralliant’s business, including lawsuits involving claims for damages arising out of the use of its products and services, claims relating to intellectual property matters, employment matters, commercial disputes, and personal injury as well as regulatory investigations or enforcement. Ralliant may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties, or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon Ralliant’s experience, current information, and applicable law, Ralliant does not believe that any currently pending legal proceedings or claims will have a material adverse effect on Ralliant’s financial position, results of operations, or cash flows. There have been no material changes to the disclosures in Note 14 of the Notes to the Consolidated and Combined Financial Statements included in the Form 10-K.
Warranty Costs
Ralliant generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and, in certain instances, estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. During the three months ended April 3, 2026 and March 28, 2025, warranty related activity was immaterial.
Leases
Operating lease costs for each period are presented as follows:

	Three Months Ended
	April 3, 2026	March 28, 2025
Operating lease costs	$5.0	$5.0
Supplemental balance sheet and cash flow information related to operating leases for each period is presented as follows:

	April 3, 2026	December 31, 2025
Right-of-use (“ROU”) assets (a)	$73.6	$68.4
Operating lease liabilities (b)	$77.9	$74.2
(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities and Other long-term liabilities.

The increase in ROU assets and operating lease liabilities was primarily related to the commencement of the corporate headquarters lease during the three months ended April 3, 2026.

	Three Months Ended
	April 3, 2026	March 28, 2025
Cash paid for operating leases	$4.6	$4.0
ROU assets obtained in exchange for operating lease obligations	$9.9	$0.4
NOTE 10. NET EARNINGS PER SHARE
Net Earnings per Common Share
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three months ended April 3, 2026 were 0.6 million. For the three months ended March 28, 2025, there were no anti-dilutive options.
The total number of shares outstanding at the time of the Separation was 112.7 million and is utilized for the calculation of both basic and diluted EPS for all periods prior to the Separation.
Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended
	April 3, 2026	March 28, 2025
Numerator
Net earnings	$44.2	$63.9

Denominator
Weighted average common shares outstanding used in basic earnings per share	112.4	112.7
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	0.8	—
Weighted average common shares outstanding used in diluted earnings per share	113.2	112.7

Net earnings per common share - Basic	$0.39	$0.57
Net earnings per common share - Diluted	$0.39	$0.57
Share Repurchase Authorization
On June 28, 2025, the Company’s Board of Directors (the “Board”) approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. During the three months ended April 3, 2026, the Company repurchased 1.2 million shares of its common stock at an average price of $42.40 per share for a total cost of $50.5 million (including $0.5 million in taxes and fees), leaving $150.0 million remaining under the share repurchase authorization. Share repurchases are recorded within Treasury stock, at cost, in the Consolidated Condensed Balance Sheets. On May 8, 2026, the Board raised the share repurchase authorization to $500.0 million. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time.

NOTE 11. SEGMENT INFORMATION
Ralliant reports its results in two reportable segments that are also its two operating segments, consisting of Sensors and Safety Systems and Test and Measurement. Ralliant’s operating segments were determined based primarily on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations. Other factors including products and services, end markets served, and business cycle were also considered in determining the formation of operating segments. The Company's CODM is the chief executive officer.
The CODM uses operating profit at the segment level as the measure of profitability to assess performance and allocate resources, including merger and acquisition targets. The CODM also compares the actual results to expectations in assessing the performance of the segments. Operating profit represents total revenue, less cost of sales, and operating expenses. Operating expenses generally include Selling, general, and administrative expenses and Research and development expenses, which are the significant expense categories regularly provided to the CODM. Depreciation expense is recorded within both Cost of sales and Selling, general, and administrative expenses. Amortization expense is recorded within Selling, general, and administrative expenses. Goodwill impairment, when incurred, is also separately disclosed by segment. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated in the consolidated and combined totals. Unallocated costs and other costs are not considered part of the Company’s evaluation of reportable segment operating performance.
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
The Test and Measurement segment provides precision test and measurement instruments, systems, and services. Through its portfolio of industry leading solutions, including oscilloscopes, probes, source measuring units, semiconductor test systems, high-power bi-directional power supplies, and measurement analysis software packages, the Test and Measurement segment empowers scientists, engineers, and technicians to create and realize technological advances with greater efficiency, speed, and accuracy.
Segment results for the three months ended April 3, 2026 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other(a)
Sales	$534.6	$324.4	$210.2	$—
Cost of sales	(262.3)	(169.5)	(92.8)	—
Operating expenses	(204.2)	(66.2)	(120.6)	(17.4)
Operating profit (loss)	68.1	88.7	(3.2)	(17.4)
Non-operating income (expense), net
Interest (expense) income, net	(14.7)	(0.1)	0.3	(14.9)
Other non-operating expenses, net	(0.5)	—	—	(0.5)
Earnings (loss) before income taxes	$52.9	$88.6	$(2.9)	$(32.8)

Depreciation and amortization expenses	$(29.7)	$(3.3)	$(26.3)	$(0.1)
Capital expenditures	$(8.7)	$(5.2)	$(2.4)	$(1.1)
(a) Amounts primarily related to standalone public company costs.

Segment results for the three months ended March 28, 2025 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other
Sales	$481.8	$293.3	$188.5	$—
Cost of sales	(238.4)	(151.4)	(87.0)	—
Operating expenses	(169.6)	(54.9)	(113.4)	(1.3)
Operating profit (loss)	73.8	87.0	(11.9)	(1.3)
Non-operating expense, net
Other non-operating (expenses) income, net	(0.5)	(0.2)	(0.3)	—
Earnings before income taxes	$73.3	$86.8	$(12.2)	$(1.3)

Depreciation and amortization expenses	$(26.9)	$(3.4)	$(23.5)	$—
Capital expenditures	$(5.6)	$(2.7)	$(2.9)	$—
Segment Assets:

	April 3, 2026	December 31, 2025
Sensors and Safety Systems	$1,319.5	$1,306.4
Test and Measurement	2,058.0	2,149.3
Total segment assets	3,377.5	3,455.7
Other (a)	319.3	365.9
Total assets	$3,696.8	$3,821.6
(a) Other represents corporate assets which consist primarily of cash and income tax assets.
NOTE 12. RELATED-PARTY TRANSACTIONS
In connection with the Separation, on June 27, 2025, Fortive and Ralliant entered into a Separation and Distribution Agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between Fortive and Ralliant going forward, including an employee matters agreement, a tax matters agreement, a transition services agreement, an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a Fort Solutions license agreement. The Agreements provide for the allocation of assets, employees, liabilities, and obligations (including investments, property, employee benefits, and tax-related assets and liabilities) between Fortive and Ralliant attributable to periods prior to, at, and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation. Such Agreements are described further in the Form 10-K.
Tax Matters Agreement
In connection with the Separation, the Company entered into the Tax Matters Agreement with Fortive, that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including responsibility for tax liabilities, entitlement to tax refunds and other tax benefits, allocation of tax attributes, preparation and filing of tax returns, control of audits and other tax proceedings and other matters relating to taxes. Pursuant to the terms of the Tax Matters Agreement, Ralliant is required to reimburse Fortive or pay taxing authorities directly for an amount contractually agreed with Fortive of approximately $51.0 million, of which substantially all was paid in 2025. During the three months ended April 3, 2026, $0.8 million of tax transaction costs was paid.

Transition Services Agreement
In connection with the Separation, the Company entered into the Transition Services Agreement with Fortive, pursuant to which Fortive and the Company will provide to each other certain specified services on a temporary basis, including various information technology, financial, and administrative services. The cost of these services are negotiated between the Company and Fortive as set forth in the Transition Services Agreement and were immaterial during the three months ended April 3, 2026.
Allocations of Expenses Prior to the Separation
Prior to the Separation, certain shared costs were allocated to Ralliant by Fortive, and were reflected as expenses in the Combined Condensed Statement of Earnings. For a full description of these related party expenses, refer to Note 18 in the Form 10-K.
The amounts of related party expenses allocated to Ralliant from Fortive and its non-Ralliant subsidiaries were as follows:

Three Months Ended
March 28, 2025
Allocated corporate expenses	$10.2
Directly attributable expenses:
Insurance programs expenses	1.8
Medical insurance programs expenses	15.6
Deferred compensation program expenses	0.7
Total related party expenses	$28.3
Revenue and Other Transactions Entered into in the Ordinary Course of Business
Certain of Ralliant’s revenue transactions are related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Ralliant’s sales to and purchases from Fortive were not material during the three months ended April 3, 2026 and March 28, 2025.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative from the perspective of management of Ralliant Corporation (“Ralliant,” the “Company,” or “it”). The following discussion should be read in conjunction with the MD&A and consolidated and combined financial statements included in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Form 10-K”). This MD&A is divided into six sections:
•Basis of Presentation
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

BASIS OF PRESENTATION
The following discussion of financial results presents the historical financial position, results of operations, changes in equity and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise specified.
On May 27, 2025, the Board of Directors of Fortive Corporation (“Fortive” or the “Former Parent”) approved the separation of Fortive’s Precision Technologies (“PT”) operating segment through the pro rata distribution of all of the issued and outstanding common stock of Ralliant to Fortive's stockholders (the “Separation”), which was completed on June 28, 2025. Prior to the Separation, the Company operated as Fortive’s PT operating segment and not as a standalone company. The combined financial statements as of June 27, 2025 or earlier have been derived from Fortive’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are included as a component of the combined financial statements. Prior to the Separation, the combined financial statements also included allocations of certain general, administrative, and sales and marketing expenses from Fortive’s corporate office and from other Fortive businesses to the Company. The allocations were determined on a reasonable basis for the applicable periods; however, the amounts were not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Fortive.
These financial results for periods prior to the Separation may not be indicative of Ralliant’s financial performance had it been a separate standalone entity throughout such periods, nor are the results stated herein indicative of what its financial position, results of operations, and cash flows may be in the future.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding: Ralliant’s future financial performance and results, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, the Company’s liquidity position or other financial measures; management’s plans and strategies for future operations and growth, including statements relating to anticipated operating performance, cost reductions, productivity and savings initiatives, innovation, restructuring activities, new product and service developments, customer demand, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, capital allocation priorities, stock repurchases (including the anticipated accelerated share repurchase (“ASR”) program), and dividends; the effects of the separation from Fortive on the Company; growth, declines and other trends in markets the Company sells into, including the expected impact of trade and tariff policies, the geopolitical climate, impacts from changes in electric vehicle demand, and increased demand in the Defense and Space end market; changes in government contracting requirements and in federal spending; government shutdowns; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that the Company intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “might,” “opportunity,” “possible,” “potential,” “seek,” “forecast,” “outlook,” and “position” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by management of the Company in light of their experience and perceptions of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Information Relating to Forward-Looking Statements and Risk Factor Summary,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

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
The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The Company’s stated plans do not obligate it to acquire any particular amount of shares and may be suspended or discontinued at any time.
OVERVIEW
General
Ralliant is a global technology company with businesses that design, develop, manufacture, and service precision instruments and highly engineered products. The Company empowers engineers with precision technologies essential for breakthrough innovation in an electrified and digital world, enabling its customers to bring advanced technologies to market faster and more efficiently. Its strategic segments – Sensors and Safety Systems and Test and Measurement – include well-known brands with prominent positions across a range of attractive end markets. The Company is headquartered in Raleigh, North Carolina, and has a global team of approximately 7,000 employees with solutions that are used in more than 90 countries by over 90,000 customers.
Ralliant is a multinational business with global operations, of which sales derived from customers outside the United States were 46.5% and 49.3% for the three months ended April 3, 2026 and March 28, 2025, respectively.
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
Ralliant operates in a highly competitive business environment and its long-term growth and profitability will depend, in particular, on its ability to execute across geographies and end markets; develop innovative and differentiated new product offerings; continue to reduce costs; improve operating efficiency; and attract, retain, and develop an empowered workforce. The Company makes, and expects to continue to make, investments in research and development, customer-facing resources, its workforce and its manufacturing capabilities and capacity to meet the needs of its customers.
Ongoing changes to U.S. tariff policy have resulted in broad-based increases in tariff rates, and several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. Although the U.S. Supreme Court struck down tariff provisions authorized under the International Emergency Economic Powers Act (“IEEPA”), the U.S. government immediately replaced the IEEPA tariffs with tariffs authorized under a different provision of law. The U.S. government continues to pursue broad-based tariffs under provisions less vulnerable to legal challenge, and further changes to U.S. tariff policy may be made in the future. On April 20, 2026, Customs and Border Protection launched Phase 1 of an administrative IEEPA tariff refund process. The Company has filed refund claims for IEEPA tariffs paid and eligible for refund under this phase. The timing and amount of any refunds is uncertain. Accordingly, no recovery has been recognized in the accompanying financial statements as of April 3, 2026. Changes to trade policies, retaliatory measures, and sustained uncertainty in global trade relationships have negatively impacted, and are expected to continue to negatively impact, the Company’s operations and financial results, including through resulting supply chain disruptions, increased input costs, delayed shipments, and increased operational complexities and costs. Additionally, these developments have contributed in the past and may in the future contribute to adverse macroeconomic conditions and increased economic nationalism, which could further reduce demand for the Company’s products and negatively impact its business. For additional information, see “Risk Factors” in the Form 10-K.

The Company continues to monitor and evaluate the evolving impact of these tariffs, as the application and imposition of these tariffs remain unpredictable. The Company continues to deploy the Ralliant Business System (“RBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics, to actively manage these challenges and utilize pricing, cost, and productivity actions and other countermeasures to offset the aforementioned dynamics.
Enterprise Productivity Program
On May 12, 2026, Ralliant announced a new Enterprise Productivity Program, which is estimated to drive approximately $50 million to $60 million of net annualized savings once fully executed by the end of 2028. These anticipated savings are inclusive of the Cost Savings Program announced in the prior year. The Enterprise Productivity Program includes expected cost of sales savings primarily driven by strategic sourcing actions and the introduction of a Group Purchasing Office. The Enterprise Productivity Program also includes expected general and administrative cost savings with a focus on labor productivity, spend optimization, and organization simplification.

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

RESULTS OF OPERATIONS
Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$534.6	$481.8
Cost of Sales	(262.3)	(238.4)
Gross Profit	272.3	243.4
Selling, general, and administrative (“SG&A”) expenses	(160.5)	(128.3)
Research and development (“R&D”) expenses	(43.7)	(41.3)
Operating profit	$68.1	$73.8

Depreciation	$(7.4)	$(6.6)
Amortization	$(22.3)	$(20.3)
Gross profit margin	50.9%	50.5%
Operating profit margin	12.7%	15.3%
Components of Sales Growth

Three Months Ended April 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	11.0%
Impact of:
Currency exchange rates	(2.2)%
Organic revenue growth (Non-GAAP)	8.8%
Sales
During the three months ended April 3, 2026 (the “first quarter”), sales increased by 11.0%.
The year-over-year increase in sales in the first quarter was driven by an 8.8% increase in organic revenue and a 2.2% increase from favorable foreign currency exchange rates. The increase in organic revenue in the first quarter included volume increases of 6.9% and favorable pricing increase of 1.9%.
Geographically, the sales increase of 11.0% year-over-year was driven by 17.2% growth in North America, 8.2% growth in China, 3.9% growth in Western Europe, and 0.8% growth in the rest of the world.
Cost of Sales and Gross Profit
The year-over-year increase in gross profit during the first quarter was primarily due to volume and pricing increases.
Operating Expenses
The year-over-year increase of $32.2 million in SG&A expenses during the first quarter compared with the prior year period was primarily due to standalone public company costs that did not occur in the prior period and increases in other employee costs related to higher compensation, benefits, and contract dis-synergies which are allocated to the segments.
R&D, consisting principally of internal and contract engineering personnel costs, increased $2.4 million during the first quarter compared with the comparable period in 2025.

Operating Profit Margins
Operating profit margin was 12.7% for the first quarter, representing a decrease of 260 basis points compared with 15.3% for the comparable period of 2025. The year-over-year decline in operating profit margin was primarily due to higher operating expenses related to standalone public company costs and higher employee costs allocated to the segments, partially offset by higher volume and price increases.
See the Sensors and Safety Systems and Test and Measurement sections below for further discussion of year-over-year sales and operating profit margin.
Business Segments and Geographic Area Results
Sales by business segment and geographic area were as follows:

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Segments
Sensors and Safety Systems	$324.4	$293.3
Test and Measurement	210.2	188.5
Total	$534.6	$481.8

Geographic area
United States	$286.0	$244.2
China	78.4	72.4
All other	170.2	165.2
Total	$534.6	$481.8
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
Sensors and Safety Systems Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$324.4	$293.3
Selling, general, and administrative expenses	$(56.4)	$(46.7)
Research and development expenses	$(9.8)	$(8.2)
Operating profit	$88.7	$87.0
Depreciation	$(3.0)	$(2.8)
Amortization	$(0.3)	$(0.6)
Operating profit margin	27.3%	29.7%

Components of Sales Growth

Three Months Ended April 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	10.6%
Impact of:
Currency exchange rates	(1.8)%
Organic revenue growth (Non-GAAP)	8.8%
The increase in sales in the first quarter year-over-year was driven by increases in organic revenue of 8.8% and the favorable impact from foreign currency exchange rates.
The year-over-year increase in organic revenue was primarily attributable to increased sales volumes of 6.0%, primarily from defense and space customers and liquid and air sensors in industrial manufacturing and other end markets, partially offset by volume reductions in automation and control applications within the industrial manufacturing end market. Year-over-year price increases contributed 2.8% to sales growth in the first quarter and is reflected as a component of the change in organic revenue.
Geographically, the sales increase of 10.6% year-over-year was driven by 13.2% growth in North America, 8.8% growth in China, 8.2% growth in the rest of the world, and 0.6% growth in Western Europe.
Operating profit margin was 27.3% for the first quarter, a decrease of 230 basis points compared with 29.7% for the comparable period in 2025, primarily driven by other employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated from corporate, partially offset by price increases.
TEST AND MEASUREMENT
The Company’s Test and Measurement segment provides precision test and measurement instruments, systems, and services. Through its portfolio of industry leading solutions, including oscilloscopes, probes, source measuring units, semiconductor test systems, high-power bi-directional power supplies, and measurement analysis software packages, the Test and Measurement segment empowers scientists, engineers, and technicians to create and realize technological advances with ever greater efficiency, speed, and accuracy.
Test and Measurement Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Sales	$210.2	$188.5
Selling, general, and administrative expenses	$(86.7)	$(80.3)
Research and development expenses	$(33.9)	$(33.1)
Operating loss	$(3.2)	$(11.9)
Depreciation	$(4.3)	$(3.8)
Amortization	$(22.0)	$(19.7)
Operating loss margin	(1.5)%	(6.3)%
Components of Sales Growth

Three Months Ended April 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	11.6%
Impact of:
Currency exchange rates	(2.9)%
Organic revenue growth (Non-GAAP)	8.7%

The increase in sales in the first quarter was driven by organic revenue growth of 8.7% and the favorable impact from foreign currency exchange rates.
The year-over-year increase in organic revenue was primarily attributable to increased sales volumes of 8.3%, primarily driven by strengthened demand across communications and diversified electronics end markets. Year-over-year price increases contributed 0.4% to sales growth in the first quarter and is reflected as a component of the change in organic revenue.
Geographically, the sales increase of 11.6% year-over-year was driven by 28.3% growth in North America, 7.9% growth in China, and 7.5% growth in Western Europe, partially offset by a 6.1% decline in the rest of the world.
Operating loss margin was 1.5% for the first quarter, an increase of 480 basis points compared with operating loss margin of 6.3% for the comparable period in 2025, primarily impacted by higher sales volume, partially offset by other employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated from corporate, and increased restructuring costs.
NON-OPERATING INCOME (EXPENSE), NET
During the three months ended April 3, 2026, the Company recognized interest expense of $14.7 million. The Company incurred no interest expense for the comparable period in the prior year.
INCOME TAXES
Ralliant’s effective tax rate was 16.5% for the three months ended April 3, 2026 compared with 12.8% for the three months ended March 28, 2025. The increase in the effective tax rate for the three months ended April 3, 2026 compared with the three months ended March 28, 2025 was primarily attributable to the effects of various tax credits and deductions provided by law, including those associated with state income taxes, U.S. international taxes, non-deductible executive compensation, and changes in the Company’s uncertain tax position reserves.
In January 2026, the Organization for Economic Co-operation and Development (“OECD”) released a side-by-side package that would exempt U.S. multinational companies from certain aspects of the Pillar Two framework. The application of this exemption remains subject to enactment by jurisdictions that have adopted, or are in the process of adopting, the Income Inclusion Rule and Undertaxed Profits Rule. For additional information regarding the OECD and the Pillar Two framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. The Company does not anticipate a material impact on its consolidated condensed financial statements and will continue to monitor local country adoption.
COMPREHENSIVE INCOME
Comprehensive income decreased by $171.4 million during the first quarter compared with the comparable period in 2025 due to unfavorable changes in foreign currency translation of $151.7 million, as well as a decrease in net earnings of $19.7 million.
LIQUIDITY AND CAPITAL RESOURCES
Prior to the Separation, Ralliant was dependent upon Fortive for all funding needs. For the three months ended March 28, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant have been included in the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. Financial transactions relating to business operations prior to the Separation were accounted for through the Net Former Parent investment account of the Company.
Following the Separation, management independently assesses the Company’s ability to generate cash to fund operating and investing activities. The Company believes its operating cash flow and other sources of liquidity will, after giving effect to any dividend payments and debt servicing obligations, be sufficient to fund the Company’s existing businesses, consummate strategic acquisitions, fulfill its contractual obligations, and manage its capital structure on a short- and long-term basis.

On May 15, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”), with a syndicate of banks. This included an eighteen month, $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), a three-year, $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”, and together with the Eighteen-Month Term Loan, the “Term Loans”) and a five-year $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement contains an option to request increases of the Credit Facilities (in any combination thereof) of up to an aggregate amount of $500.0 million, subject to lender agreement, and upon the satisfaction of certain conditions. The Revolving Credit Facility was undrawn and the letters of credit were unused as of April 3, 2026.
On June 27, 2025, Ralliant borrowed $1.15 billion, drawn pro rata under the Term Loans. The proceeds were used to pay Fortive on June 27, 2025, as consideration for the contribution of assets to Ralliant by Fortive in connection with the Separation. On March 30, 2026, Ralliant entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. The Second Amendment, among other things, (i) refinanced the $530.8 million then outstanding under the Eighteen-Month Term Loan with a $550 million term loan due March 2029 that includes an applicable borrowing rate thereunder that is 12.5 basis points higher than that of the Eighteen-Month Term Loan; (ii) reduced the amount outstanding under the Three-Year Term Loan from $619.2 million to $600 million and decreased the applicable borrowing rate thereunder by 12.5 basis points; and (iii) removed the 85% cap on netting cash and cash equivalents outside of the United States for purposes of calculating the Company’s consolidated net leverage ratio. Refer to Note 4 of the notes to the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information related to the Company’s long-term indebtedness.
Borrowings under the Credit Agreement are prepayable at any time in whole or in part without premium or penalty. Term loans under the Credit Agreement may not be reborrowed once repaid. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed prior to the maturity date.
Ralliant must maintain a Consolidated Net Leverage Ratio, as defined by the Credit Agreement, of 3.50 to 1.00 or less; provided that, not more than two times after the Closing Date of the Credit Agreement, the maximum Consolidated Net Leverage Ratio may be increased to 4.00 to 1.00 in connection with any permitted acquisition by Ralliant occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of indebtedness in connection with such acquisition) equal to or in excess of $100.0 million, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive quarters thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Consolidated Net Leverage Ratio is calculated at the end of each fiscal quarter.
The Term Loans under the Credit Agreement contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations. As of April 3, 2026, Ralliant was in compliance with all of the covenants under the Credit Agreement, as amended.
The Company cannot assure that its net cash provided by operating activities, cash and equivalents, or cash available under its Credit Facilities will be sufficient to meet its future needs. If the Company is unable to generate sufficient cash flows from operations in the future and if availability under its Credit Facilities is not sufficient, the Company may have to obtain additional financing. If the Company obtains additional capital by issuing equity, the interests of existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may contain financial and other covenants that may significantly restrict its operations. The Company cannot assure that it could obtain refinancing or additional financing on favorable terms or at all.

On June 28, 2025, the Company's Board of Directors (the “Board”) approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. During the three months ended April 3, 2026, the Company repurchased 1.2 million shares of its common stock at an average price of $42.40 per share for a total cost of $50.5 million (including $0.5 million in taxes and fees), leaving $150.0 million remaining under the share repurchase authorization. On May 8, 2026, the Board raised the share repurchase authorization to $500.0 million.
The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time. The share repurchase authorization is consistent with the Company's capital allocation strategy to prioritize returning capital to stockholders.
The Company plans to enter into an ASR program to execute $100 million of the share repurchase authorization. The total number of shares ultimately repurchased under the ASR program will be determined upon final settlement and will be based on the average of the daily Rule 10b-18 volume-weighted average prices of Ralliant’s common stock during the term of the program. The ASR program is expected to be executed during the second quarter of 2026.
On May 7, 2026, the Board declared a quarterly common stock dividend of $0.05 per share, payable on June 23, 2026 to stockholders of record as of the close of business on June 8, 2026.
Overview of Cash Flows and Liquidity
The following is an overview of the Company’s cash flows and liquidity:

	Three Months Ended
($ in millions)	April 3, 2026	March 28, 2025
Net cash provided by operating activities	$19.1	$72.0

Purchases of property, plant and equipment	$(8.7)	$(5.6)
Proceeds from sale of property	—	1.5
Net cash used in investing activities	$(8.7)	$(4.1)

Payments for debt issuance costs	$(0.8)	$—
Net transfers to Former Parent	—	(72.6)
Repurchase of common shares	(50.5)	—
Dividends paid	(5.6)	—
All other financing activities	(2.2)	—
Net cash used in financing activities	$(59.1)	$(72.6)
Operating Activities
Net cash provided by operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Net cash provided by operating activities was $19.1 million during the first quarter, representing a decrease of $52.9 million compared with the comparable period of 2025. The year-over-year change in net cash provided by operating activities was primarily attributable to the following factors:
•A year-over-year decrease of $12.3 million in net earnings, net of non-cash items (Amortization, Depreciation, and Stock-based compensation).

•The aggregate changes in Accounts receivable, Inventories, net, and Trade accounts payable used $28.7 million of cash during the year-to-date period compared with using $9.4 million in the comparable period of 2025. The amount of cash provided by the aggregate of Accounts receivable, Inventories, net, and Trade accounts payable depends upon how effectively the Company managed the cash conversion cycle, which generally represents the number of days that elapse from the day the Company pays for the purchase of raw materials and components to the collection of cash from its customers, and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate changes in Prepaid expenses and other current assets and Accrued expenses and other liabilities used $37.2 million of cash in the year-to-date period compared with using $15.9 million of cash in the comparable period of 2025. The year-over-year changes were primarily driven by higher incentive compensation and timing differences related to contract assets, contract liabilities, payments of employee compensation, income taxes, and interest.
Investing Activities
Cash used in investing activities increased by $4.6 million during the first quarter compared with the comparable period of 2025, primarily due to increased capital expenditures related to increasing production capacity, replacing aged equipment, and supporting product development initiatives for product offerings. Capital expenditures totaled $8.7 million for the three months ended April 3, 2026 and $5.6 million for the three months ended March 28, 2025.
Financing Activities
Net cash used in financing activities was $59.1 million during the first quarter, representing a $13.5 million decrease compared with the comparable period of 2025. Net transfers to Former Parent in the first quarter of 2025 exceeded cash outflow for repurchases of common shares and dividend payments in the first quarter of 2026 as well as payments of debt issuance costs of $0.8 million associated with the Second Amendment to the Credit Agreement.
Cash and Cash Requirements
The Company held $268.0 million of Cash and equivalents as of April 3, 2026. The Company had $318.8 million of Cash and equivalents as of December 31, 2025.
The Company requires cash to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its pension plans as required, pay dividends to stockholders, and support other business needs or objectives. With respect to cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions and repayment of maturing debt, the Company may also borrow under its Credit Facilities or enter into new credit facilities to borrow directly thereunder. It also may access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
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
Borrowings under the Credit Facilities bear interest as described in Note 4 of the notes to the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
As of April 3, 2026, the Company believes it had sufficient liquidity to satisfy its cash needs for at least the next 12 months and foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three months ended April 3, 2026 to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ralliant is exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk and commodity prices, each of which could impact the Company’s financial statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. In addition, its broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on the Company’s operating profit as a whole. There have been no material changes in the market risks disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management” in the Form 10-K.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to Note 9 of the notes to the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The information called for by this item is incorporated herein by reference to the section entitled “Risk Factors” in the Form 10-K. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business or results of operations. The Company may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made by the Company or any affiliated purchasers during the quarter ended April 3, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1 - January 30	—	—	N/A	N/A
January 31 - February 27	1,179,118	$42.40	1,179,118	$150.0
February 28 - April 3	—	—	N/A	N/A
Total	1,179,118	$42.40	1,179,118	$150.0
(a) On June 30, 2025, the Company announced that the Board had approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. During the quarter ended April 3, 2026, the Company repurchased 1.2 million shares of its common stock at an average price of $42.40 per share for a total cost of $50.5 million (including $0.5 million in taxes and fees). On May 12, 2026, the Company announced that the Board raised the share repurchase authorization to $500.0 million. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION
Trading Plans
During the quarter ended April 3, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	2.1	6/30/2025
3.1	Amended and Restated Certificate of Incorporation of Ralliant Corporation	8-K	3.2	6/30/2025
3.2	Amended and Restated Bylaws of Ralliant Corporation	8-K	3.3	6/30/2025
10.1*†	Form of Restricted Stock Unit Agreement
10.2*†	Form of Performance Stock Unit Agreement
10.3†	Amended and Restated Ralliant Corporation Severance and Change in Control Plan for Officers	10-K	10.22	2/26/2026
10.4	Amendment No. 2 and Limited Consent to Credit Agreement, dated March 30, 2026, by and among Ralliant Corporation, PNC Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and the other Lenders party thereto	8-K	10.1	3/31/2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, formatted in Inline XBRL and contained in Exhibit 101
*    Filed herewith.
**    Furnished herewith.
†    Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLIANT CORPORATION

Date: May 12, 2026	By:	/s/ Neill Reynolds
Neill Reynolds
Chief Financial Officer

Date: May 12, 2026	By:	/s/ Teo Osben
Teo Osben
Chief Accounting Officer