Form 10-Q
period 2026-07-03
Ralliant Corp
filed 2026-07-30
CIK 2041385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________

FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 3, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding at July 27, 2026 was 110,640,008.

RALLIANT CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	July 3, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$270.9	$318.8
Accounts receivable less allowance for credit losses of $8.5 and $7.8, respectively	291.8	285.3
Inventories:
Finished goods	64.8	63.5
Work in process	149.4	119.5
Raw materials	122.8	118.6
Inventories, net	337.0	301.6
Prepaid expenses and other current assets	72.3	70.4
Total current assets	972.0	976.1
Property, plant and equipment, net of accumulated depreciation of $471.0 and $468.7, respectively	213.5	214.2
Other assets	168.5	163.7
Goodwill	1,614.8	1,672.4
Other intangible assets, net	736.9	795.2
Total assets	$3,705.7	$3,821.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$530.4
Trade accounts payable	277.1	263.7
Accrued expenses and other current liabilities	360.8	365.6
Total current liabilities	637.9	1,159.7
Long-term debt	1,148.5	618.4
Other long-term liabilities	385.4	409.2
Total liabilities	2,171.8	2,187.3
Commitments and contingencies (Note 8)

Equity:
Common stock: $0.01 par value, 1,300.0 shares authorized; 113.4 and 112.9 issued; and 110.6 and 112.9 outstanding, respectively	1.1	1.1
Preferred stock: $0.01 par value, 10.0 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	3,253.8	3,223.4
Treasury stock, at cost	(151.5)	—
Accumulated deficit	(1,255.0)	(1,345.3)
Accumulated other comprehensive loss	(314.5)	(244.9)
Total equity	1,533.9	1,634.3
Total liabilities and equity	$3,705.7	$3,821.6
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$567.8	$503.3	$1,102.3	$985.1
Cost of sales	(274.9)	(255.0)	(537.1)	(493.4)
Gross profit	292.9	248.3	565.2	491.7
Operating expenses:
Selling, general and administrative	(166.0)	(147.4)	(326.5)	(275.7)
Research and development	(44.7)	(42.0)	(88.4)	(83.3)
Operating profit	82.2	58.9	150.3	132.7
Non-operating expense, net:
Interest expense, net	(13.8)	—	(28.4)	—
Other non-operating income (expense), net	0.1	—	(0.4)	(0.5)
Earnings before income taxes	68.5	58.9	121.5	132.2
Income tax expense	(11.3)	(11.3)	(20.1)	(20.7)
Net earnings	$57.2	$47.6	$101.4	$111.5

Net earnings per share:
Basic	$0.51	$0.42	$0.91	$0.99
Diluted	$0.51	$0.42	$0.90	$0.99
Average common stock and common equivalent shares outstanding:
Basic	111.4	112.7	111.9	112.7
Diluted	112.6	112.7	112.9	112.7
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions) (Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net earnings	$57.2	$47.6	$101.4	$111.5
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(4.0)	167.3	(69.9)	253.1
Pension and post-retirement plan benefit adjustments	0.1	0.4	0.3	0.6
Total other comprehensive (loss) income, net of income taxes	(3.9)	167.7	(69.6)	253.7
Comprehensive income	$53.3	$215.3	$31.8	$365.2
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Equity
	Shares Outstanding	Amount
Balance, December 31, 2025	112.9	$1.1	$3,223.4	$—	$(1,345.3)	$(244.9)	$—	$1,634.3
Net earnings	—	—	—	—	44.2	—	—	44.2
Other comprehensive income	—	—	—	—		(65.7)	—	(65.7)
Dividends to common stockholders ($0.05 per common stock)	—	—	—	—	(5.6)	—	—	(5.6)
Stock-based compensation	0.2	—	13.5	—	—	—	—	13.5
Common stock repurchases	(1.2)	—		(50.5)	—	—	—	(50.5)
Shares withheld for taxes	—	—	(4.7)	—	—	—	—	(4.7)
Balance, April 3, 2026	111.9	1.1	3,232.2	(50.5)	(1,306.7)	(310.6)	—	1,565.5
Net earnings	—	—	—	—	57.2	—	—	57.2
Other comprehensive income	—	—	—	—	—	(3.9)	—	(3.9)
Dividends to common stockholders (0.05 per common stock)	—	—	—	—	(5.5)	—	—	(5.5)
Stock-based compensation	0.3	—	22.4	—	—	—	—	22.4
Common stock repurchases	(1.6)	—		(101.0)	—	—	—	(101.0)
Shares withheld for taxes	—	—	(0.8)	—	—	—	—	(0.8)
Balance, July 3, 2026	110.6	$1.1	$3,253.8	$(151.5)	$(1,255.0)	$(314.5)	$—	$1,533.9

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Former Parent’s Equity
	Shares Outstanding	Amount
Balance, December 31, 2024	—	$—	$—	$—	$—	$(491.3)	$4,254.1	$3,762.8
Net earnings	—	—	—	—	—	—	63.9	63.9
Net transfers to Former Parent	—	—	—	—	—	—	(72.6)	(72.6)
Other comprehensive loss	—	—	—	—	—	86.0	—	86.0
Stock-based compensation	—	—	—	—	—	—	6.5	6.5
Balance, March 28, 2025	—	—	—	—	—	(405.3)	4,251.9	3,846.6
Net earnings for the period	—	—	—	—	—	—	47.6	47.6
Recapitalization	112.7	1.1	—	—	—		(1.1)	—
Consideration paid to Former Parent in connection with the Separation	—	—	—	—	—	—	(1,150.0)	(1,150.0)
Net transfers to Former Parent	—	—	—	—	—	—	119.8	119.8
Other comprehensive loss	—	—	—	—	—	167.7	—	167.7
Stock-based compensation	—	—	—	—	—	—	8.1	8.1
Balance, June 27, 2025	112.7	$1.1	$—	$—	$—	$(237.6)	$3,276.3	$3,039.8
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions) (Unaudited)

	Six Months Ended
	July 3, 2026	June 27, 2025
Cash flows from operating activities:
Net earnings	$101.4	$111.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	44.5	42.2
Depreciation	15.2	13.3
Stock-based compensation	22.9	14.6
Gain on settlement of investments	(0.6)	—
Change in accounts receivable, net	(8.1)	13.8
Change in inventories	(36.3)	(10.1)
Change in trade accounts payable	13.2	(20.9)
Change in prepaid expenses and other assets	(4.0)	(28.6)
Change in accrued expenses and other liabilities	(23.6)	21.6
Net cash provided by operating activities	124.6	157.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(15.1)	(17.2)
Proceeds from settlement of investments	0.6	—
Proceeds from sale of property	—	1.5
Net cash used in investing activities	(14.5)	(15.7)

Cash flows from financing activities:
Net proceeds from borrowings	59.2	1,146.8
Repayment of borrowings	(60.0)	—
Repurchase of common shares	(151.5)	—
Dividends paid	(11.1)	—
Other financing activities	6.9	—
Consideration paid to Former Parent in connection with separation	—	(1,150.0)
Net transfers from Former Parent	—	47.3
Net cash (used in) provided by financing activities	(156.5)	44.1

Effect of exchange rate changes on cash and equivalents	(1.5)	12.8
Net change in cash and equivalents	(47.9)	198.6
Beginning balance of cash and equivalents	318.8	—
Ending balance of cash and equivalents	$270.9	$198.6
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
Separation from Fortive Corporation
Ralliant completed its separation from Fortive Corporation (“Fortive” or the “Former Parent”) on June 28, 2025 (the “Separation”), the first day of the Company’s third fiscal quarter. The Separation was completed on such date in the form of a pro rata distribution to Fortive shareholders of record as of the close of business on June 16, 2025 (the “Record Date”) of all of the issued and outstanding shares of Ralliant common stock held by Fortive. Each Fortive shareholder as of the Record Date received one share of Ralliant common stock for every three shares of Fortive common stock held on the Record Date. Ralliant’s common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “RAL” on June 30, 2025. For further discussion of the Separation refer to Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Form 10-K”).
Basis of Presentation
Ralliant has historically operated as part of Fortive and not as a separate, publicly traded company. For the periods prior to the Separation, the accompanying unaudited combined condensed financial statements have been derived from Fortive’s historical accounting records of its Precision Technologies segment and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Ralliant are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Fortive’s corporate office and from other Fortive businesses to Ralliant and allocations of related assets, liabilities, and Net Former Parent investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Ralliant been an entity that operated independently of Fortive. Related-party allocations are discussed further in Note 11.
Following the Separation, the consolidated financial statements included the accounts of Ralliant and its wholly-owned subsidiaries and no longer included any allocations from Fortive. Accordingly:
•The Consolidated Condensed Balance Sheets at July 3, 2026 and December 31, 2025 consisted of Ralliant’s consolidated balances.
•The Consolidated Condensed Statements of Earnings, Statements of Comprehensive Income, and Statements of Changes in Equity for the three and six months ended July 3, 2026 consisted of Ralliant’s consolidated results. The Combined Condensed Statements of Earnings, Statements of Comprehensive Income, and Statements of Changes in Equity for the three and six months ended June 27, 2025 consisted of the combined results of the Ralliant businesses.
•The Consolidated Condensed Statements of Cash Flows for the six months ended July 3, 2026 consisted of Ralliant’s consolidated results. The Combined Condensed Statements of Cash Flows for the six months ended June 27, 2025 consisted of the combined results of the Ralliant businesses.

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
Net Former Parent investment, which includes retained earnings prior to the Separation, represents Fortive’s interest in the recorded net assets of Ralliant. All significant transactions between Ralliant and Fortive have been included in the accompanying combined condensed financial statements for the three and six months ended June 27, 2025. Transactions with Fortive are reflected in the accompanying combined condensed statement of changes in equity as “Net transfers to Former Parent.”
All significant intercompany accounts and transactions between the operations comprising Ralliant have been eliminated in the accompanying Consolidated and Combined Condensed Statements of Earnings for the three and six months ended July 3, 2026 and June 27, 2025 and the Consolidated Condensed Balance Sheets as of July 3, 2026 and December 31, 2025.
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
The consolidated and combined condensed financial statements contained herein may not be indicative of future performance and the combined condensed financial statements for the three and six months ended June 27, 2025 do not necessarily reflect what the combined condensed statement of earnings and combined condensed statement of cash flows would have been had the Company operated as a separate business entirely during such periods.
Segment Presentation
Ralliant operates through two reportable segments that are also its two operating segments: Sensors and Safety Systems, which provides leading power grid monitoring solutions, safety systems for mission critical aero, defense, and space applications, and sensing solutions for critical environments where uptime, precision, and reliability are essential, and Test and Measurement, which provides precision test and measurement instruments, systems, and services.
Allowances for Credit Losses
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets and were adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and six months ended July 3, 2026 and June 27, 2025, the activity was immaterial.

New Accounting Pronouncements
Issued and Adopted
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
NOTE 2. GOODWILL
The following is a rollforward of the Company’s carrying value of goodwill by segment:

	Sensors and Safety Systems	Test and Measurement	Total
Balance, December 31, 2025	$771.1	$901.3	$1,672.4
Foreign currency translation	(1.7)	(55.9)	(57.6)
Balance, July 3, 2026	$769.4	$845.4	$1,614.8
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
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 3, 2026
Deferred compensation liabilities	$—	$11.0	$—	$11.0
December 31, 2025
Deferred compensation liabilities	$—	$9.3	$—	$9.3
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
Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment, at least annually for goodwill and other indefinite-lived intangible assets, or whenever events or circumstances indicate that their carrying value may not be fully recoverable. The Company evaluated events or circumstances that may indicate the carrying value of its non-financial assets may not be fully recoverable during the three and six months ended July 3, 2026 and June 27, 2025, and recorded no impairments.
Fair Value of Financial Instruments
As of July 3, 2026 and December 31, 2025, the Company’s long-term debt was categorized as Level 2. The Company’s fair value of long-term borrowings approximates their carrying amount due to the variable market-based interest rate. The fair value of cash and equivalents, trade accounts receivable, net, and trade accounts payable, approximates their carrying amount due to the short-term maturities of these instruments.

NOTE 4. FINANCING
The components of the Company’s long-term debt were as follows:

	Effective Interest Rate	July 3, 2026	December 31, 2025
USD Term Loan due March 2029	4.98%	$550.0	$530.8
USD Term Loan due June 2028	4.86%	600.0	619.2
Long-term debt, principal amounts		1,150.0	1,150.0
Less: aggregate unamortized debt discounts, premiums, and issuance costs		1.5	1.2
Long-term debt, carrying value		$1,148.5	$1,148.8
Less: current portion of long-term debt, carrying value		—	530.4
Long-term debt, net of current maturities		$1,148.5	$618.4
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
The term loans under the Credit Agreement contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations. As of July 3, 2026, Ralliant was in compliance with all of the covenants under the Credit Agreement, as amended.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component are summarized below:

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended July 3, 2026:
Balance, April 3, 2026	$(295.7)	$(14.9)		$(310.6)
Other comprehensive loss before reclassifications:
Decrease	(4.7)	—		(4.7)
Income tax impact	0.7	—		0.7
Other comprehensive loss before reclassifications, net of income tax expense	(4.0)	—		(4.0)
Amounts reclassified from AOCI into income:
Increase	—	0.1		0.1
Income tax impact	—	—	(b)	—
Amounts reclassified from AOCI into income, net of income tax expense	—	0.1		0.1
Net current period other comprehensive (loss) income	(4.0)	0.1		(3.9)
Balance, July 3, 2026	$(299.7)	$(14.8)		$(314.5)

For the Three Months Ended June 27, 2025:
Balance, March 28, 2025	$(388.7)	$(16.6)		$(405.3)
Other comprehensive income before reclassifications:
Increase	183.8	—		183.8
Income tax impact	(16.5)	—		(16.5)
Other comprehensive income before reclassifications, net of income tax expense	167.3	—		167.3
Amounts reclassified from AOCI into income:
Increase	—	0.5	(c)	0.5
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	—	0.4		0.4
Net current period other comprehensive income	167.3	0.4		167.7
Balance, June 27, 2025	$(221.4)	$(16.2)		$(237.6)

(a) Includes balances relating to defined benefit plans, supplemental executive retirement plans, and other postretirement employee benefit plans.
(b) The income tax impact amount was rounded to zero.
(c) This component of AOCI is included in the computation of net periodic pension cost (refer to Note 10 in the Company’s Notes to the Consolidated and Combined Financial Statements included in the Form 10-K for additional details).

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Six Months Ended July 3, 2026:
Balance, December 31, 2025	$(229.8)	$(15.1)		$(244.9)
Other comprehensive loss before reclassifications:
Decrease	(73.3)	—		(73.3)
Income tax impact	3.4	—		3.4
Other comprehensive income before reclassifications, net of income tax expense	(69.9)	—		(69.9)
Amounts reclassified from AOCI into income:
Increase	—	0.4		0.4
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	—	0.3		0.3
Net current period other comprehensive (loss) income	(69.9)	0.3		(69.6)
Balance, July 3, 2026	$(299.7)	$(14.8)		$(314.5)

For the Six Months Ended June 27, 2025:
Balance, December 31, 2024	$(474.5)	$(16.8)		$(491.3)
Other comprehensive income before reclassifications:
Increase	278.1	—		278.1
Income tax impact	(25.0)	—		(25.0)
Other comprehensive income before reclassifications, net of income tax expense	253.1	—		253.1
Amounts reclassified from AOCI into income:
Increase	—	0.7	(b)	0.7
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	—	0.6		0.6
Net current period other comprehensive income	253.1	0.6		253.7
Balance, June 27, 2025	$(221.4)	$(16.2)		$(237.6)
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

The Company’s contract liabilities consisted of the following:

	July 3, 2026	December 31, 2025
Deferred revenue - current	$163.1	$154.6
Deferred revenue - noncurrent	38.4	38.7
Total contract liabilities	$201.5	$193.3
For the three and six months ended July 3, 2026, the Company recognized $26.5 million and $70.9 million, respectively, of revenue related to its contract liabilities at December 31, 2025. The change in the Company’s contract liabilities from December 31, 2025 to July 3, 2026 was primarily due to customer deposits received partially offset by revenue recognized as products were delivered to customers.
Remaining Performance Obligations — Ralliant’s remaining performance obligations represent the transaction price of firm, non-cancelable orders, for which work has not yet been performed. The Company has excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations by segment were:

July 3, 2026
Test and Measurement	$54.4
Sensors and Safety Systems	3.6
Total remaining performance obligations	$58.0
The majority of remaining performance obligations are related to service and support contracts, which the Company expects to fulfill approximately 60% within the next two years, approximately 75% within the next three years, and substantially all within four years.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic locations and end markets for each of its segments as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. For the three and six months ended July 3, 2026 and June 27, 2025, no country other than those presented had material sales individually.
Disaggregation of revenue for the three months ended July 3, 2026 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$289.2	$203.8	$85.4
China	93.8	37.3	56.5
All other	184.8	105.4	79.4
Total	$567.8	$346.5	$221.3

End markets:
Industrial manufacturing	$116.6	$116.6	$—
Defense and space	96.5	96.5	—
Utilities	81.4	81.4	—
Other	52.0	52.0	—
Diversified electronics	118.9	—	118.9
Communications	61.9	—	61.9
Semiconductors	40.5	—	40.5
Total	$567.8	$346.5	$221.3

Disaggregation of revenue for the three months ended June 27, 2025 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$253.4	$184.8	$68.6
China	85.2	32.9	52.3
All other	164.7	93.1	71.6
Total	$503.3	$310.8	$192.5

End markets:
Industrial manufacturing	$104.1	$104.1	$—
Defense and space	84.4	84.4	—
Utilities	78.2	78.2	—
Other	44.1	44.1	—
Diversified electronics	96.9	—	96.9
Communications	57.0	—	57.0
Semiconductors	38.6	—	38.6
Total	$503.3	$310.8	$192.5
Disaggregation of revenue for the six months ended July 3, 2026 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$575.2	$407.2	$168.0
China	172.1	68.0	104.1
All other	355.0	195.6	159.4
Total	$1,102.3	$670.8	$431.5

End markets:
Industrial manufacturing	$225.3	$225.3	$—
Defense and space	189.5	189.5	—
Utilities	154.9	154.9	—
Other	101.1	101.1	—
Diversified electronics	229.7	—	229.7
Communications	125.1	—	125.1
Semiconductors	76.7	—	76.7
Total	$1,102.3	$670.8	$431.5

Disaggregation of revenue for the six months ended June 27, 2025 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$497.6	$364.3	$133.3
China	157.6	61.2	96.4
All other	329.9	178.6	151.3
Total	$985.1	$604.1	$381.0

End markets:
Industrial manufacturing	$205.4	$205.4	$—
Defense and space	161.6	161.6	—
Utilities	149.1	149.1	—
Other	88.0	88.0	—
Diversified electronics	193.0	—	193.0
Communications	110.9	—	110.9
Semiconductors	77.1	—	77.1
Total	$985.1	$604.1	$381.0
NOTE 7. INCOME TAXES
Ralliant’s effective tax rate was 16.5% for the three and six months ended July 3, 2026 compared with 19.2% and 15.7% for the three and six months ended June 27, 2025, respectively. The decrease in the effective tax rate for the three months ended July 3, 2026 compared with the three months ended June 27, 2025 was primarily attributable to the mix of earnings between jurisdictions, uncertain tax positions, and valuation allowances. The increase in the effective tax rate for the six months ended July 3, 2026 compared with the six months ended June 27, 2025 was primarily attributable to the impacts of changes in the Company’s uncertain tax positions and valuation allowances.
Ralliant’s effective tax rate for the three and six months ended July 3, 2026 differs from the U.S. federal statutory rate of 21% due primarily to the impact of state income taxes, U.S. international tax provisions, tax credits and deductions, non-deductible executive compensation, and changes in the Company’s uncertain tax positions.
NOTE 8. COMMITMENTS AND CONTINGENCIES
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
Leases
Operating lease costs for each period are presented as follows:

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Operating lease costs	$4.3	$5.1	$9.0	$10.2

Supplemental balance sheet and cash flow information related to operating leases for each period is presented as follows:

	July 3, 2026	December 31, 2025
Right-of-use (“ROU”) assets (a)	$71.4	$68.4
Operating lease liabilities (b)	$75.5	$74.2
(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities and Other long-term liabilities.
The increase in ROU assets and operating lease liabilities as of July 3, 2026 was primarily related to the commencement of the corporate headquarters lease.

	Six Months Ended
	July 3, 2026	June 27, 2025
Cash paid for operating leases	$9.2	$8.3
ROU assets obtained in exchange for operating lease obligations	$10.4	$0.5
NOTE 9. NET EARNINGS PER SHARE
Net Earnings per Common Share
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. Anti-dilutive options excluded from the diluted EPS calculation for the three and six months ended July 3, 2026 were 0.3 million and 0.5 million, respectively. For the three and six months ended June 27, 2025, there were no anti-dilutive options.
The total number of shares outstanding at the time of the Separation was 112.7 million and is utilized for the calculation of both basic and diluted EPS for all periods prior to the Separation.
Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Numerator
Net earnings	$57.2	$47.6	$101.4	$111.5

Denominator
Weighted average common shares outstanding used in basic earnings per share	111.4	112.7	111.9	112.7
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	1.2	—	1.0	—
Weighted average common shares outstanding used in diluted earnings per share	112.6	112.7	112.9	112.7

Net earnings per common share - Basic	$0.51	$0.42	$0.91	$0.99
Net earnings per common share - Diluted	$0.51	$0.42	$0.90	$0.99

Share Repurchase Authorization
On June 28, 2025, the Company’s Board of Directors (the “Board”) approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. During the first quarter of 2026, the Company repurchased 1.2 million shares of its common stock at an average price of $42.40 per share for a total cost of $50.5 million (including $0.5 million in taxes and fees) in the open market.
On May 8, 2026, the Board raised the share repurchase authorization to $500.0 million. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time.
On May 12, 2026, the Company entered into an accelerated share repurchase (“ASR”) program to execute $100 million of the Company’s share repurchase authorization. During the three months ended July 3, 2026, the ASR was fully settled, and the Company received 1.6 million shares of its common stock for a total cost of $101.0 million (including $1.0 million in taxes), based on a share price of $64.05. The shares repurchased under the ASR program were based on the average of the daily Rule 10b-18 volume-weighted average prices of Ralliant’s common stock during the term of the ASR program, less a discount, and pursuant to the terms and conditions of the ASR agreement.
During the six months ended July 3, 2026, the Company repurchased an aggregate of 2.8 million shares of its common stock under the share repurchase authorization for a total cost of $151.5 million (including $1.5 million in taxes and fees), at an average price per share of $54.74, inclusive of shares purchased under the ASR.
As of July 3, 2026, $400.0 million is remaining under the share repurchase authorization. Share repurchases are recorded within Treasury stock, at cost, in the Consolidated Condensed Balance Sheets.
NOTE 10. SEGMENT INFORMATION
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
Segment results for the three months ended July 3, 2026 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other(a)
Sales	$567.8	$346.5	$221.3	$—
Cost of sales	(274.9)	(178.3)	(96.6)	—
Operating expenses	(210.7)	(69.7)	(119.3)	(21.7)
Operating profit (loss)	82.2	98.5	5.4	(21.7)
Non-operating expense, net:
Interest (expense) income, net	(13.8)	(0.1)	0.5	(14.2)
Other non-operating income (expense), net	0.1	—	0.6	(0.5)
Earnings (loss) before income taxes	$68.5	$98.4	$6.5	$(36.4)

Depreciation and amortization expenses	$(30.1)	$(3.4)	$(26.5)	$(0.2)
Capital expenditures	$(6.4)	$(2.9)	$(3.5)	$—
(a) Operating expenses primarily related to standalone public company costs.
Segment results for the three months ended June 27, 2025 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other(a)
Sales	$503.3	$310.8	$192.5	$—
Cost of sales	(255.0)	(165.8)	(89.2)	—
Operating expenses	(189.4)	(65.5)	(117.6)	(6.3)
Operating profit (loss)	58.9	79.5	(14.3)	(6.3)
Non-operating expense, net:
Other non-operating (expense) income, net	—	(0.1)	0.1	—
Earnings (loss) before income taxes	$58.9	$79.4	$(14.2)	$(6.3)

Depreciation and amortization expenses	$(28.6)	$(3.5)	$(25.1)	$—
Capital expenditures	$(11.6)	$(4.5)	$(7.1)	$—
(a) Operating expenses primarily related to standalone public company costs.

Segment results for the six months ended July 3, 2026 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other(a)
Sales	$1,102.3	$670.8	$431.5	$—
Cost of sales	(537.1)	(347.7)	(189.4)	—
Operating expenses	(414.9)	(135.8)	(240.0)	(39.1)
Operating profit (loss)	150.3	187.3	2.1	(39.1)
Non-operating expense, net:
Interest (expense) income, net	(28.4)	(0.2)	0.9	(29.1)
Other non-operating (expense) income, net	(0.4)	—	0.6	(1.0)
Earnings (loss) before income taxes	$121.5	$187.1	$3.6	$(69.2)

Depreciation and amortization expenses	$(59.7)	$(6.7)	$(52.8)	$(0.2)
Capital expenditures	$(15.1)	$(9.1)	$(5.9)	$(0.1)
(a) Operating expenses primarily related to standalone public company costs.
Segment results for the six months ended June 27, 2025 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other(a)
Sales	$985.1	$604.1	$381.0	$—
Cost of sales	(493.4)	(317.2)	(176.2)	—
Operating expenses	(359.0)	(120.4)	(231.0)	(7.6)
Operating profit (loss)	132.7	166.5	(26.2)	(7.6)
Non-operating expense, net:
Other non-operating expense, net	(0.5)	(0.3)	(0.2)	—
Earnings (loss) before income taxes	$132.2	$166.2	$(26.4)	$(7.6)

Depreciation and amortization expenses	$(55.5)	$(6.9)	$(48.6)	$—
Capital expenditures	$(17.2)	$(7.2)	$(10.0)	$—
(a) Operating expenses primarily related to standalone public company costs.
Segment Assets:

	July 3, 2026	December 31, 2025
Sensors and Safety Systems	$1,333.0	$1,306.4
Test and Measurement	2,054.0	2,149.3
Total segment assets	3,387.0	3,455.7
Other (a)	318.7	365.9
Total assets	$3,705.7	$3,821.6
(a) Other represents corporate assets which consist primarily of cash and income tax assets.

NOTE 11. RELATED-PARTY TRANSACTIONS
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
Tax Matters Agreement
In connection with the Separation, the Company entered into the Tax Matters Agreement with Fortive, that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including responsibility for tax liabilities, entitlement to tax refunds and other tax benefits, allocation of tax attributes, preparation and filing of tax returns, control of audits and other tax proceedings and other matters relating to taxes. Pursuant to the terms of the Tax Matters Agreement, Ralliant is required to reimburse Fortive or pay taxing authorities directly for an amount contractually agreed with Fortive of approximately $51.0 million, of which substantially all was paid in 2025. No tax transaction costs were paid in the three months ended July 3, 2026 and $0.8 million was paid during the six months ended July 3, 2026.
Transition Services Agreement
In connection with the Separation, the Company entered into the Transition Services Agreement with Fortive, pursuant to which Fortive and the Company will provide to each other certain specified services on a temporary basis, including various information technology, financial, and administrative services. The cost of these services are negotiated between the Company and Fortive as set forth in the Transition Services Agreement and were immaterial during the three and six months ended July 3, 2026.
Allocations of Expenses Prior to the Separation
Prior to the Separation, certain shared costs were allocated to Ralliant by Fortive, and were reflected as Operating expenses in the Combined Condensed Statement of Earnings. For a full description of these related party expenses, refer to Note 18 in the Form 10-K.
The amounts of related party expenses allocated to Ralliant from Fortive and its non-Ralliant subsidiaries were as follows:

	Three Months Ended	Six Months Ended
	June 27, 2025	June 27, 2025
Allocated corporate expenses	$10.1	$20.3
Directly attributable expenses:
Insurance programs expenses	1.8	3.6
Medical insurance programs expenses	14.9	30.5
Deferred compensation program expenses	0.6	1.3
Total related party expenses	$27.4	$55.7
Revenue and Other Transactions Entered into in the Ordinary Course of Business
Certain of Ralliant’s revenue transactions are related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Ralliant’s sales to and purchases from Fortive were immaterial during the three and six months ended July 3, 2026 and June 27, 2025.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding: Ralliant’s future financial performance and results, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, the Company’s liquidity position or other financial measures; management’s plans and strategies for future operations and growth, including statements relating to anticipated operating performance, cost reductions, productivity and savings initiatives, innovation, restructuring activities, new product and service developments, customer demand, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, and capital allocation priorities, including stock repurchases and dividends; the effects of the separation from Fortive on the Company; growth, declines and other trends in markets the Company sells into, including the expected impact of trade and tariff policies, the geopolitical climate, impacts from changes in electric vehicle demand, and increased demand in the Defense and Space end market; changes in government contracting requirements and in federal spending; government shutdowns; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impact of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that the Company intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “might,” “opportunity,” “possible,” “potential,” “seek,” “forecast,” “outlook,” and “position” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by management of the Company in light of their experience and perceptions of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Information Relating to Forward-Looking Statements and Risk Factor Summary,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
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
Ralliant is a multinational business with global operations, of which sales derived from customers outside the United States were 47.8% and 49.5% for the six months ended July 3, 2026 and June 27, 2025, respectively.

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
Tariffs
Ongoing changes to U.S. tariff policy have resulted in broad-based increases in tariff rates, and several countries, including China, have imposed or threatened to impose retaliatory measures on imports from the U.S. Although the U.S. Supreme Court struck down tariff provisions authorized under the International Emergency Economic Powers Act (“IEEPA”), the U.S. government immediately replaced the IEEPA tariffs with tariffs authorized under a different provision of law. The U.S. government continues to pursue broad-based tariffs under provisions less vulnerable to legal challenge, and further changes to U.S. tariff policy may be made in the future. On April 20, 2026 and June 29, 2026, Customs and Border Protection launched Phase 1 and Phase 2, respectively, of an administrative IEEPA tariff refund process. The Company has filed refund claims for IEEPA tariffs paid and eligible for refund under both phases. The Company has received a portion of the refunds, but the timing and amount of the remaining refunds is uncertain. Changes to trade policies, retaliatory measures, and sustained uncertainty in global trade relationships have negatively impacted, and are expected to continue to negatively impact, the Company’s operations and financial results, including through resulting supply chain disruptions, increased input costs, delayed shipments, and increased operational complexities and costs. Additionally, these developments have contributed in the past and may in the future contribute to adverse macroeconomic conditions and increased economic nationalism, which could further reduce demand for the Company’s products and negatively impact its business. For additional information, see “Risk Factors” in the Form 10-K.
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

Non-GAAP Measures
In this Quarterly Report on Form 10-Q, references to sales from existing businesses (“organic revenue”) refer to sales from operations calculated according to GAAP but exclude (1) the impact from acquired and divested businesses and (2) the impact of foreign currency translation (in each case as applicable to the period(s) presented). The portion of sales attributable to acquisitions or acquired businesses refers to sales from acquisitions or acquired businesses prior to the first anniversary of the acquisition date, less the amount of sales attributable to certain businesses or product lines that, at the time of reporting, have been divested or are pending divestiture, but are not, and will not be, considered discontinued operations, prior to the first anniversary of the divestiture. The portion of sales attributable to the impact of foreign currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales impact from acquired businesses) and (b) the period-to-period change in sales (excluding sales impact from acquired businesses) after applying the current period foreign exchange rates to the prior year period. Organic revenue should be considered in addition to, and not as a replacement for or superior to, sales from operations, and may not be comparable to similarly titled measures reported by other companies.
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
RESULTS OF OPERATIONS
Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$567.8	$503.3	$1,102.3	$985.1
Cost of Sales	(274.9)	(255.0)	(537.1)	(493.4)
Gross Profit	292.9	248.3	565.2	491.7
Selling, general, and administrative (“SG&A”) expenses	(166.0)	(147.4)	(326.5)	(275.7)
Research and development (“R&D”) expenses	(44.7)	(42.0)	(88.4)	(83.3)
Operating profit	$82.2	$58.9	$150.3	$132.7

Depreciation	$(7.9)	$(6.7)	$(15.2)	$(13.3)
Amortization	$(22.2)	$(21.9)	$(44.5)	$(42.2)
Gross profit margin	51.6%	49.3%	51.3%	49.9%
Operating profit margin	14.5%	11.7%	13.6%	13.5%
See the Sensors and Safety Systems and Test and Measurement sections below for further discussion of year-over-year sales and operating profit margin.
Components of Sales Growth

	Three Months Ended July 3, 2026 vs. Comparable 2025 Period	Six Months Ended July 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	12.8%	11.9%
Impact of:
Currency exchange rates	(0.2)%	(1.2)%
Organic revenue growth (Non-GAAP)	12.6%	10.7%

Sales
During the three and six months ended July 3, 2026 (the “second quarter” and “year-to-date period”), sales increased by 12.8% and 11.9%, respectively.
The year-over-year increase in sales in the second quarter was driven by a 12.6% increase in organic revenue and a 0.2% increase from favorable foreign currency exchange rates. The increase in organic revenue in the second quarter included volume increases of 9.7% and favorable pricing increase of 2.9%.
The year-over-year increase in sales in the year-to-date period was driven by a 10.7% increase in organic revenue, and a 1.2% increase from favorable foreign currency exchange rates. The increase in organic revenue in the year-to-date period included volume increases of 8.3% and favorable pricing increase of 2.4%.
Geographically, in the second quarter, the sales increase of 12.8% year-over-year was driven by 17.3% growth in Western Europe, 13.0% growth in North America, 11.8% growth in the rest of the world, and 10.1% growth in China. Geographically, in the year-to-date period, the sales increase of 11.9% year-over-year was driven by 15.0% growth in North America, 10.3% growth in Western Europe, 9.2% growth in China, and 6.4% growth in the rest of the world.
Cost of Sales and Gross Profit
The year-over-year increase in gross profit during the second quarter and year-to-date period was primarily due to volume and pricing increases.
Operating Expenses
The year-over-year increases of $18.6 million and $50.8 million in SG&A expenses during the second quarter and year-to-date period, respectively, were primarily due to increases in employee costs related to higher compensation, benefits, and contract dis-synergies which were allocated to the segments and standalone public company costs that did not occur in the prior period.
R&D, consisting principally of internal and contract engineering personnel costs, increased $2.7 million during the second quarter and increased $5.1 million in the year-to-date period compared with the comparable periods in 2025.
Operating Profit Margins
Operating profit margin was 14.5% for the second quarter, representing an increase of 280 basis points, compared with 11.7% for the comparable period of 2025. The year-over-year increase in operating profit margin was primarily due to higher volumes, price increases, lapping pre-spin corporate cost allocations, and productivity savings, partially offset by an increase in employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated to the segments. The operating profit margin of 13.6% for the year-to-date period was flat compared with the comparable period of 2025.

Business
Segments and Geographic Area Results
Sales by business segment and geographic area were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Segments
Sensors and Safety Systems	$346.5	$310.8	$670.8	$604.1
Test and Measurement	221.3	192.5	431.5	381.0
Total	$567.8	$503.3	$1,102.3	$985.1

Geographic area
United States	$289.2	$253.4	$575.2	$497.6
China	93.8	85.2	172.1	157.6
All other	184.8	164.7	355.0	329.9
Total	$567.8	$503.3	$1,102.3	$985.1
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
Sensors and Safety Systems Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$346.5	$310.8	$670.8	$604.1
Selling, general, and administrative expenses	$(59.7)	$(56.4)	$(116.1)	$(103.1)
Research and development expenses	$(10.0)	$(9.1)	$(19.7)	$(17.3)
Operating profit	$98.5	$79.5	$187.3	$166.5
Depreciation	$(3.1)	$(2.9)	$(6.1)	$(5.7)
Amortization	$(0.3)	$(0.6)	$(0.6)	$(1.2)
Operating profit margin	28.4%	25.6%	27.9%	27.6%
Components of Sales Growth

	Three Months Ended July 3, 2026 vs. Comparable 2025 Period	Six Months Ended July 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	11.5%	11.0%
Impact of:
Currency exchange rates	(0.7)%	(1.2)%
Organic revenue growth (Non-GAAP)	10.8%	9.8%
The year-over-year increase in sales in the second quarter was driven by an increase in organic revenue of 10.8% and the favorable impact from foreign currency exchange rates.

The year-over-year increase in sales in the year-to-date period was driven by an increase in organic revenue of 9.8% and the favorable impact from foreign currency exchange rates.
The year-over-year increase in organic revenue in the second quarter and year-to-date period was primarily attributable to increased sales volumes of 7.9% and 7.0%, respectively, primarily from liquid and air sensors in industrial manufacturing and other end markets and defense and space customers. Year-over-year price increases contributed 2.9% and 2.8% to sales growth in the second quarter and the year-to-date period respectively, and is reflected as a component of the change in organic revenue.
Geographically, in the second quarter, the sales increase of 11.5% year-over-year was driven by 20.8% growth in Western Europe, 13.4% growth in China, 13.0% growth in the rest of the world, and 9.1% growth in North America. Geographically, in the year-to-date period, the sales increase of 11.0% year-over-year was driven by 11.3% growth in China, 11.1% growth in North America, 10.8% growth in Western Europe, and 10.7% growth in the rest of the world.
Operating Profit Margin
Operating profit margin was 28.4% for the second quarter, an increase of 290 basis points compared with 25.6% for the comparable period in 2025, primarily driven by higher volumes and price increases, favorability due to lapping pre-spin corporate cost allocations, benefits from productivity measures and RBS initiatives, partially offset by employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated from corporate.
Operating profit margin was 27.9% for the year-to-date period, an increase of 30 basis points compared with 27.6% for the comparable period in 2025, primarily driven by higher sales volumes and price increases, favorability due to lapping pre-spin corporate cost allocations, partially offset by an increase in employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated from corporate.
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

Test and Measurement Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Sales	$221.3	$192.5	$431.5	$381.0
Selling, general, and administrative expenses	$(84.6)	$(84.7)	$(171.3)	$(165.0)
Research and development expenses	$(34.7)	$(32.9)	$(68.7)	$(66.0)
Operating profit (loss)	$5.4	$(14.3)	$2.1	$(26.2)
Depreciation	$(4.6)	$(3.8)	$(8.9)	$(7.6)
Amortization	$(21.9)	$(21.3)	$(43.9)	$(41.0)
Operating profit (loss) margin	2.4%	(7.4)%	0.5%	(6.9)%
Components of Sales Growth

	Three Months Ended July 3, 2026 vs. Comparable 2025 Period	Six Months Ended July 3, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	14.9%	13.3%
Impact of:
Currency exchange rates	0.7%	(1.1)%
Organic revenue growth (Non-GAAP)	15.6%	12.2%
The year-over-year increase in sales in the second quarter was driven by an increase in organic revenue of 15.6%, partially offset by the unfavorable impact from foreign currency exchange rates.
The year-over-year increase in sales in the year-to-date period was driven by an increase in organic revenue of 12.2% and the favorable impact from foreign currency exchange rates.
The year-over-year increase in organic revenue in the second quarter was primarily attributable to increased sales volumes of 12.6%, primarily driven by strengthened demand across diversified electronics and communications end markets. Year-over-year price increases contributed 3.0% to sales growth in the second quarter and is reflected as a component of the change in organic revenue.
The year-over-year increase in organic revenue in the year-to-date period was primarily attributable to increased sales volumes of 10.5%, primarily driven by strengthened demand across the diversified electronics end market due to elevated customer investments in electrification, and continuation of demand from defense and government customers and data center infrastructure investments in the communications end market. Year-over-year price increases contributed 1.7% to sales growth in the year-to-date period and is reflected as a component of the change in organic revenue.
Geographically, in the second quarter, the sales increase of 14.9% year-over-year was driven by 23.7% growth in North America, 12.6% growth in Western Europe, 10.4% growth in the rest of the world, and 8.0% growth in China. Geographically, in the year-to-date period, the sales increase of 13.3% year-over-year was driven by 25.9% growth in North America, 9.8% growth in Western Europe, 7.9% growth in China, and 1.9% growth in the rest of the world.

Operating Profit Margin
Operating profit margin was 2.4% for the second quarter, an increase of 980 basis points compared with operating loss margin of 7.4% for the comparable period in 2025, primarily impacted by higher sales volumes and price increases, productivity savings, and favorability due to lapping pre-spin corporate cost allocations, partially offset by employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated from corporate.
Operating profit margin was 0.5% for the year-to-date period, an increase of 740 basis points compared with operating loss margin of 6.9% for the comparable period in 2025, primarily driven by higher sales volumes and price increases and favorability due to lapping pre-spin corporate cost allocations, partially offset by an increase in employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated from corporate.
NON-OPERATING EXPENSE, NET
During the three and six months ended July 3, 2026, Non-operating expenses, net, primarily consisted of Interest expense, net, of $13.8 million and $28.4 million, respectively. The Company incurred no interest expense, net, for the comparable periods in the prior year.
INCOME TAXES
Ralliant’s effective tax rate was 16.5% for the three and six months ended July 3, 2026, respectively, compared with 19.2% and 15.7% for the three and six months ended June 27, 2025, respectively. The decrease in the effective tax rate for the three months ended July 3, 2026 compared with the three months ended June 27, 2025 was primarily attributable to the mix of earnings between jurisdictions, uncertain tax positions, and valuation allowances. The increase in the effective tax rate for the six months ended July 3, 2026 compared with the six months ended June 27, 2025 was primarily attributable to the impacts of changes in the Company’s uncertain tax positions and valuation allowances.
In January 2026, the Organization for Economic Co-operation and Development (“OECD”) released a side-by-side package that would exempt U.S. multinational companies from certain aspects of the Pillar Two framework. The application of this exemption remains subject to enactment by jurisdictions that have adopted, or are in the process of adopting, the Income Inclusion Rule and Undertaxed Profits Rule. For additional information regarding the OECD and the Pillar Two framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K. The Company does not anticipate a material impact on its consolidated condensed financial statements and will continue to monitor country-by-country adoption and implementation.
COMPREHENSIVE INCOME
Comprehensive income decreased by $162.0 million during the second quarter compared with the comparable period in 2025 due to unfavorable changes in foreign currency translation of $171.3 million, partially offset by an increase in net earnings of $9.6 million.
Comprehensive income decreased by $333.4 million during the year-to-date period compared with the comparable period in 2025 due to unfavorable changes in foreign currency translation of $323.0 million, as well as a decrease in net income of $10.1 million.
LIQUIDITY AND CAPITAL RESOURCES
Prior to the Separation, Ralliant was dependent upon Fortive for all funding needs. For the three and six months ended June 27, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant have been included in the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. Financial transactions relating to business operations prior to the Separation were accounted for through the Net Former Parent investment account of the Company.

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
On May 15, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”), with a syndicate of banks. This included an eighteen month $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), a three-year $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”, and together with the Eighteen-Month Term Loan, the “Term Loans”) and a five-year $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement contains an option to request increases of the Credit Facilities (in any combination thereof) of up to an aggregate amount of $500.0 million, subject to lender agreement, and upon the satisfaction of certain conditions. The Revolving Credit Facility was undrawn and the letters of credit were unused as of July 3, 2026.
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
Ralliant must maintain a Consolidated Net Leverage Ratio, as defined by the Credit Agreement, of 3.50 to 1.00 or less; provided that, not more than two times after the Closing Date, the maximum Consolidated Net Leverage Ratio may be increased to 4.00 to 1.00 in connection with any permitted acquisition by Ralliant occurring after the Closing Date with aggregate consideration (including, without duplication, the assumption or incurrence of indebtedness in connection with such acquisition) equal to or in excess of $100.0 million, which such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive quarters thereafter; provided that, there shall be at least one full fiscal quarter following the cessation of each such increase during which no such increase shall then be in effect. The Consolidated Net Leverage Ratio is calculated at the end of each fiscal quarter.
The Term Loans under the Credit Agreement contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations. As of July 3, 2026, Ralliant was in compliance with all of the covenants under the Credit Agreement, as amended.
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
On June 28, 2025, the Company’s Board of Directors (the “Board”) approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. During the first quarter of 2026, the Company repurchased 1.2 million shares of its common stock at an average price of $42.40 per share for a total cost of $50.5 million (including $0.5 million in taxes and fees) in the open market.

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
On May 12, 2026, the Company entered into an accelerated share repurchase (“ASR”) program to execute $100 million of the Company’s share repurchase authorization. During the three months ended July 3, 2026, the ASR was fully settled, and the Company received 1.6 million shares of its common stock for a total cost of $101.0 million (including $1.0 million in taxes), based on a share price of $64.05. The shares repurchased under the ASR program were based on the average of the daily Rule 10b-18 volume-weighted average prices of Ralliant’s common stock during the term of the ASR program, less a discount, and pursuant to the terms and conditions of the ASR agreement.
During the six months ended July 3, 2026, the Company repurchased an aggregate of 2.8 million shares of its common stock under the share repurchase authorization for a total cost of $151.5 million (including $1.5 million in taxes and fees), at an average price per share of $54.74, inclusive of shares purchased under the ASR.
As of July 3, 2026, $400.0 million is remaining under the share repurchase authorization.
Overview of Cash Flows and Liquidity
The following is an overview of the Company’s cash flows and liquidity:

	Six Months Ended
($ in millions)	July 3, 2026	June 27, 2025
Net cash provided by operating activities	$124.6	$157.4

Purchases of property, plant and equipment	$(15.1)	$(17.2)
Proceeds from settlement of investments	0.6	—
Proceeds from sale of property	—	1.5
Net cash used in investing activities	$(14.5)	$(15.7)

Net proceeds from borrowings	$59.2	$1,146.8
Repayment of borrowings	(60.0)	—
Repurchase of common shares	(151.5)	—
Dividends paid	(11.1)	—
All other financing activities	6.9	—
Consideration paid to Former Parent in connection with Separation	—	(1,150.0)
Net transfers from Former Parent	—	47.3
Net cash (used in) provided by financing activities	$(156.5)	$44.1
Operating Activities
Net cash provided by operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.

Net cash provided by operating activities was $124.6 million during the year-to-date period, representing a decrease of $32.8 million compared with the comparable period of 2025. The year-over-year change in net cash provided by operating activities was primarily attributable to $20.6 million cash usage related to Prepaid expenses and other current assets and Accrued expenses and other liabilities related to higher incentive compensation and timing differences related to contract assets, contract liabilities, payments of employee compensation, income taxes, and interest. The change in net cash provided by operating activities was also driven by $14.0 million cash usage related to changes working capital accounts, including Accounts receivable, Inventories, net, and Trade accounts payable. Changes in working capital are primarily impacted by the timing of collections and payments in a period.
Investing Activities
Cash used in investing activities decreased by $1.2 million during the year-to-date period compared with the comparable period of 2025, primarily due to decreased capital expenditures related to timing of investments in production capacity expansion and facility improvement projects. Capital expenditures totaled $15.1 million for the six months ended July 3, 2026 and $17.2 million for the six months ended June 27, 2025.
Financing Activities
Net cash used in financing activities was $156.5 million during the year-to-date period, representing a $200.6 million increase compared with the comparable period of 2025, primarily driven by repurchases of common shares and dividend payments in the year-to-date period, partially offset by the Net transfers to Former Parent in the prior period. Additionally, the Company borrowed and repaid $60 million under the Revolving Credit during the second quarter.
Cash and Cash Requirements
The Company held $270.9 million of Cash and equivalents as of July 3, 2026. The Company had $318.8 million of Cash and equivalents as of December 31, 2025.
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
As of July 3, 2026, the Company believes it has sufficient liquidity to satisfy its cash needs for at least the next 12 months and foreseeable future.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and six months ended July 3, 2026 to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to Note 8 of the notes to the consolidated and combined condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made by the Company or any affiliated purchasers during the quarter ended July 3, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 4 - May 1	—	$—	—	$500.0
May 2 - May 29(a)	1,352,265	64.05	1,352,265	420.0
May 30 - July 3(a)	208,964	64.05	208,964	400.0
Total	1,561,229	$64.05	1,561,229	$400.0
(a) On June 30, 2025, the Company announced that the Board had approved a share repurchase authorization of up to $200.0 million of the Company’s common stock. On May 12, 2026, the Company announced that the Board raised the share repurchase authorization to $500.0 million and entered into an accelerated share repurchase (“ASR”) program to execute $100 million of the Company’s share repurchase authorization. At inception, of the ASR the Company made a prepayment of $100.0 million and received 1.4 million shares of the Company’s common stock, representing 80% of the dollar amount of the transaction based on an initial delivery price of $59.16 of the total shares expected to be repurchased under the ASR. During three months ended July 3, 2026, the ASR program was fully settled and the Company received 0.2 million additional shares of the Company’s common stock. The total number of shares purchased by the Company under the ASR program was 1.6 million, for a total cost of $101.0 million (including $1.0 million in taxes). The shares repurchased under the ASR program were based on the average of the daily Rule 10b-18 volume-weighted average prices of Ralliant’s common stock during the term of the ASR program, less a discount, resulting in an average purchase price of $64.05 per share. The timing and amount of share repurchases will be determined by the Company based on its evaluation of market conditions and other factors. The share repurchase authorization has no expiration date, does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION
Trading Plans
On May 13, 2026, Tamara Newcombe, the Company’s President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) (the “Newcombe 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Newcombe 10b5-1 Plan provides for the sale of up to 90,556 shares of Ralliant common stock on behalf of Ms. Newcombe during the period beginning on the later of (i) August 14, 2026, and (ii) the expiration of the applicable cooling-off period under Rule 10b5-1(c), and ending February 23, 2027, subject to earlier termination in accordance with the terms of the Newcombe 10b5-1 Plan and applicable laws, rules, and regulations. The Newcombe 10b5-1 Plan was established for the purpose of facilitating the potential exercise of vested stock options that are due to expire in February 2027 and the associated sale of shares.
During the three months ended July 3, 2026, none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	2.1	6/30/2025
3.1	Amended and Restated Certificate of Incorporation of Ralliant Corporation	8-K	3.2	6/30/2025
3.2	Amended and Restated Bylaws of Ralliant Corporation	8-K	3.3	6/30/2025
10.1*†	Form of 2026 Ralliant Corporation Non-Employee Director Restricted Stock Unit Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 3, 2026, formatted in Inline XBRL and contained in Exhibit 101
*    Filed herewith.
**    Furnished herewith.
†    Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLIANT CORPORATION

Date: July 30, 2026	By:	/s/ Neill Reynolds
Neill Reynolds
Chief Financial Officer

Date: July 30, 2026	By:	/s/ Teo Osben
Teo Osben
Chief Accounting Officer