Form 10-Q
period 2026-10-02
Ralliant Corp
filed 2026-11-04
CIK 2041385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________

FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 2, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding at October 30, 2026 was 110,880,272.

RALLIANT CORPORATION
INDEX
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amounts)

	October 2, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$365.8	$318.8
Accounts receivable less allowance for credit losses of $8.4 and $7.8, respectively	322.4	285.3
Inventories:
Finished goods	62.7	63.5
Work in process	151.5	119.5
Raw materials	130.1	118.6
Inventories, net	344.3	301.6
Prepaid expenses and other current assets	78.2	70.4
Total current assets	1,110.7	976.1
Property, plant and equipment, net of accumulated depreciation of $476.9 and $468.7, respectively	214.0	214.2
Other assets	166.9	163.7
Goodwill	1,611.6	1,672.4
Other intangible assets, net	707.6	795.2
Total assets	$3,810.8	$3,821.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$530.4
Trade accounts payable	279.6	263.7
Accrued expenses and other current liabilities	394.3	365.6
Total current liabilities	673.9	1,159.7
Long-term debt	1,148.7	618.4
Other long-term liabilities	371.6	409.2
Total liabilities	2,194.2	2,187.3
Commitments and contingencies (Note 8)

Equity:
Common stock: $0.01 par value, 1,300.0 shares authorized; 113.6 and 112.9 issued; and 110.8 and 112.9 outstanding, respectively	1.1	1.1
Preferred stock: $0.01 par value, 10.0 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	3,266.8	3,223.4
Treasury stock, at cost	(151.5)	—
Accumulated deficit	(1,174.4)	(1,345.3)
Accumulated other comprehensive loss	(325.4)	(244.9)
Total equity	1,616.6	1,634.3
Total liabilities and equity	$3,810.8	$3,821.6
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$620.1	$529.1	$1,722.4	$1,514.3
Cost of sales	(290.5)	(260.5)	(827.6)	(753.9)
Gross profit	329.6	268.6	894.8	760.4
Operating expenses:
Selling, general and administrative	(169.6)	(177.8)	(496.1)	(453.5)
Research and development	(42.5)	(38.8)	(130.9)	(122.1)
Operating profit	117.5	52.0	267.8	184.8
Non-operating expense, net:
Interest expense, net	(13.5)	(16.3)	(42.0)	(16.3)
Other non-operating expense, net	(0.5)	(0.5)	(0.9)	(1.1)
Earnings before income taxes	103.5	35.2	224.9	167.4
Income tax (expense) benefit	(17.4)	4.7	(37.3)	(16.0)
Net earnings	$86.1	$39.9	$187.6	$151.4

Net earnings per share:
Basic	$0.78	$0.35	$1.68	$1.34
Diluted	$0.77	$0.35	$1.67	$1.34
Average common stock and common equivalent shares outstanding:
Basic	110.8	112.8	111.6	112.8
Diluted	112.5	113.4	112.6	113.3
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net earnings	$86.1	$39.9	$187.6	$151.4
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(11.1)	(12.2)	(81.0)	240.9
Pension and post-retirement plan benefit adjustments	0.2	0.1	0.5	0.7
Total other comprehensive (loss) income, net of income taxes	(10.9)	(12.1)	(80.5)	241.6
Comprehensive income	$75.2	$27.8	$107.1	$393.0
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares Outstanding	Amount
Balance, December 31, 2025	112.9	$1.1	$3,223.4	$—	$(1,345.3)	$(244.9)	$1,634.3
Net earnings	—	—	—	—	44.2	—	44.2
Other comprehensive loss	—	—	—	—		(65.7)	(65.7)
Dividends to common stockholders ($0.05 per common stock)	—	—	—	—	(5.6)	—	(5.6)
Stock-based compensation	0.2	—	13.5	—	—	—	13.5
Common stock repurchases	(1.2)	—		(50.5)	—	—	(50.5)
Shares withheld for taxes	—	—	(4.7)	—	—	—	(4.7)
Balance, April 3, 2026	111.9	1.1	3,232.2	(50.5)	(1,306.7)	(310.6)	1,565.5
Net earnings	—	—	—	—	57.2	—	57.2
Other comprehensive loss	—	—	—	—	—	(3.9)	(3.9)
Dividends to common stockholders ($0.05 per common stock)	—	—	—	—	(5.5)	—	(5.5)
Stock-based compensation	0.3	—	22.4	—	—	—	22.4
Common stock repurchases	(1.6)	—		(101.0)	—	—	(101.0)
Shares withheld for taxes	—	—	(0.8)	—	—	—	(0.8)
Balance, July 3, 2026	110.6	1.1	3,253.8	(151.5)	(1,255.0)	(314.5)	1,533.9
Net earnings	—	—	—	—	86.1	—	86.1
Other comprehensive loss	—	—	—	—	—	(10.9)	(10.9)
Dividends to common stockholders ($0.05 per common stock)	—	—	—	—	(5.5)	—	(5.5)
Stock-based compensation	0.2	—	16.7	—	—	—	16.7
Shares withheld for taxes	—	—	(3.7)	—	—	—	(3.7)
Balance, October 2, 2026	110.8	$1.1	$3,266.8	$(151.5)	$(1,174.4)	$(325.4)	$1,616.6

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
($ and shares in millions) (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Equity
	Shares Outstanding	Amount
Balance, December 31, 2024	—	$—	$—	$—	$—	$(491.3)	$4,254.1	$3,762.8
Net earnings	—	—	—	—	—	—	63.9	63.9
Net transfers to Former Parent	—	—	—	—	—	—	(72.6)	(72.6)
Other comprehensive income	—	—	—	—	—	86.0	—	86.0
Stock-based compensation	—	—	—	—	—	—	6.5	6.5
Balance, March 28, 2025	—	—	—	—	—	(405.3)	4,251.9	3,846.6
Net earnings for the period	—	—	—	—	—	—	47.6	47.6
Recapitalization	112.7	1.1	—	—	—		(1.1)	—
Consideration paid to Former Parent in connection with separation	—	—	—	—	—	—	(1,150.0)	(1,150.0)
Net transfers to Former Parent	—	—	—	—	—	—	119.8	119.8
Other comprehensive income	—	—	—	—	—	167.7	—	167.7
Stock-based compensation	—	—	—	—	—	—	8.1	8.1
Balance, June 27, 2025	112.7	1.1	—	—	—	(237.6)	3,276.3	3,039.8
Net earnings for the period	—	—	—	—	39.9	—	—	39.9
Noncash adjustments to Former Parent's investment, net	—	—	3,204.3	—	—	—	(3,276.3)	(72.0)
Net transfers to Former Parent	—	—	(57.4)	—	—	—	—	(57.4)
Other comprehensive loss	—	—	—	—	—	(12.1)	—	(12.1)
Dividends to common stockholders ($0.05 per common stock)	—	—	—	—	(5.6)	—	—	(5.6)
Stock-based compensation	0.1	—	32.0	—	—	—	—	32.0
Shares withheld for taxes	—	—	(0.4)	—	—	—	—	(0.4)
Balance, September 26, 2025	112.8	$1.1	$3,178.5	$—	$34.3	$(249.7)	$—	$2,964.2
See the accompanying Notes to Consolidated and Combined Condensed Financial Statements.

RALLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions) (Unaudited)

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash flows from operating activities:
Net earnings	$187.6	$151.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization	66.4	64.7
Depreciation	22.2	20.8
Stock-based compensation	35.5	45.9
Gain on settlement of investments	(0.6)	—
Change in accounts receivable, net	(39.1)	(9.0)
Change in inventories	(43.5)	(13.9)
Change in trade accounts payable	15.4	(16.2)
Change in prepaid expenses and other assets	(9.3)	(45.4)
Change in accrued expenses and other liabilities	1.3	97.7
Net cash provided by operating activities	235.9	296.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(24.5)	(29.2)
Proceeds from settlement of investments	0.6	—
Proceeds from sale of property	—	1.5
Net cash used in investing activities	(23.9)	(27.7)

Cash flows from financing activities:
Net proceeds from borrowings	59.2	1,146.8
Repayment of borrowings	(60.0)	—
Repurchase of common shares	(151.5)	—
Dividends paid	(16.7)	(5.6)
Other financing activities	7.2	2.2
Consideration paid to Former Parent in connection with separation	—	(1,150.0)
Net transfers to Former Parent	—	(10.2)
Net cash used in financing activities	(161.8)	(16.8)

Effect of exchange rate changes on cash and equivalents	(3.2)	12.7
Net change in cash and equivalents	47.0	264.2
Beginning balance of cash and equivalents	318.8	—
Ending balance of cash and equivalents	$365.8	$264.2
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
Basis of Presentation
Ralliant has historically operated as part of Fortive and not as a separate, publicly traded company. For the periods prior to the Separation, the accompanying unaudited consolidated and combined condensed financial statements have been derived from Fortive’s historical accounting records of its Precision Technologies segment and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of Ralliant are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Fortive’s corporate office and from other Fortive businesses to Ralliant and allocations of related assets, liabilities, and Net Former Parent investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Ralliant been an entity that operated independently of Fortive. Related-party allocations are discussed further in Note 11.
Following the Separation, the consolidated financial statements included the accounts of Ralliant and its wholly-owned subsidiaries and no longer included any allocations from Fortive. Accordingly:
•The Consolidated Condensed Balance Sheets at October 2, 2026 and December 31, 2025 consisted of Ralliant’s consolidated balances.
•The Consolidated Condensed Statements of Earnings, Statements of Comprehensive Income, and Statements of Changes in Equity for the three and nine months ended October 2, 2026 consisted of Ralliant’s consolidated results. The Consolidated and Combined Condensed Statements of Earnings, Statements of Comprehensive Income, and Statements of Changes in Equity for the three and nine months ended September 26, 2025 consisted of Ralliant’s consolidated results for the three months ended September 26, 2025 and the combined results of Ralliant’s businesses for the six months ended June 27, 2025.
•The Consolidated Condensed Statements of Cash Flows for the nine months ended October 2, 2026 consisted of Ralliant’s consolidated results. The Consolidated and Combined Condensed Statements of Cash Flows for the nine months ended September 26, 2025 consisted of Ralliant’s consolidated results for the three months ended September 26, 2025 and the combined results of Ralliant’s businesses for the six months ended June 27, 2025.

Prior to the Separation, Ralliant was dependent upon Fortive for all of its working capital and financing requirements under Fortive’s centralized approach to cash management and financing of its operations. Because the Company was part of Fortive during the six months ended June 27, 2025, only cash, cash equivalents, and borrowings clearly associated with Ralliant and related to the Separation have been included in these consolidated and combined condensed financial statements. Other financial transactions relating to the business operations of the Company during the six months ended June 27, 2025 were accounted for through the Net Former Parent investment account of the Company.
Net Former Parent investment, which includes retained earnings prior to the Separation, represents Fortive’s interest in the recorded net assets of Ralliant. All significant transactions between Ralliant and Fortive have been included in the accompanying consolidated and combined condensed financial statements for the three and nine months ended September 26, 2025. Transactions with Fortive are reflected in the accompanying consolidated and combined condensed statement of changes in equity as “Net transfers to Former Parent.”
All significant intercompany accounts and transactions between the operations comprising Ralliant have been eliminated in the accompanying Consolidated and Combined Condensed Statements of Earnings for the three and nine months ended October 2, 2026 and September 26, 2025 and the Consolidated Condensed Balance Sheets as of October 2, 2026 and December 31, 2025.
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
The consolidated and combined condensed financial statements contained herein may not be indicative of future performance and for the six months ended June 27, 2025 do not necessarily reflect what the consolidated and combined condensed statements of earnings and cash flows would have been had the Company operated as a separate business entirely during such period.
Segment Presentation
Ralliant operates through two reportable segments that are also its two operating segments: Sensors and Safety Systems, which provides leading power grid monitoring solutions; safety systems for mission critical aero, defense, and space applications; and sensing solutions for critical environments where uptime, precision, and reliability are essential, and Test and Measurement, which provides precision test and measurement instruments, systems, and services.
Allowances for Credit Losses
All trade accounts and unbilled receivables are recorded in the Consolidated Condensed Balance Sheets and were adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the credit losses expected from unbilled and trade accounts receivable portfolios over the life of the underlying assets. Additions to the allowances are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. During the three and nine months ended October 2, 2026 and September 26, 2025, the activity was immaterial.

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
NOTE 2. GOODWILL
The following is a rollforward of the Company’s carrying value of goodwill by segment:

	Sensors and Safety Systems	Test and Measurement	Total
Balance, December 31, 2025	$771.1	$901.3	$1,672.4
Foreign currency translation	(2.2)	(58.6)	(60.8)
Balance, October 2, 2026	$768.9	$842.7	$1,611.6
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
Financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 2, 2026
Deferred compensation liabilities	$—	$11.5	$—	$11.5
December 31, 2025
Deferred compensation liabilities	$—	$9.3	$—	$9.3
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
Non-recurring Fair Value Measurements
Certain non-financial assets, primarily property, plant, and equipment, goodwill, and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, these assets are required to be assessed for impairment, at least annually for goodwill and other indefinite-lived intangible assets, or whenever events or circumstances indicate that their carrying value may not be fully recoverable. The Company evaluated events or circumstances that may indicate the carrying value of its non-financial assets may not be fully recoverable during the three and nine months ended October 2, 2026 and September 26, 2025, and recorded no impairments.
Fair Value of Financial Instruments
As of October 2, 2026 and December 31, 2025, the Company’s long-term debt was categorized as Level 2. The Company’s fair value of long-term borrowings approximates their carrying amount due to the variable market-based interest rate. The fair value of cash and equivalents, trade accounts receivable, net, and trade accounts payable, approximates their carrying amount due to the short-term maturities of these instruments.

NOTE 4. FINANCING
The components of the Company’s long-term debt were as follows:

	Effective Interest Rate	October 2, 2026	December 31, 2025
USD Term Loan due March 2029	5.32%	$550.0	$530.8
USD Term Loan due June 2028	5.20%	600.0	619.2
Long-term debt, principal amounts		1,150.0	1,150.0
Less: aggregate unamortized debt discounts, premiums, and issuance costs		1.3	1.2
Long-term debt, carrying value		$1,148.7	$1,148.8
Less: current portion of long-term debt, carrying value		—	530.4
Long-term debt, net of current maturities		$1,148.7	$618.4
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
The term loans under the Credit Agreement contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations. As of October 2, 2026, Ralliant was in compliance with all of the covenants under the Credit Agreement, as amended.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.
The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component are summarized below:

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Three Months Ended October 2, 2026:
Balance, July 3, 2026	$(299.7)	$(14.8)		$(314.5)
Other comprehensive loss before reclassifications:
Decrease	(13.2)	—		(13.2)
Income tax impact	2.1	—		2.1
Other comprehensive loss before reclassifications, net of income tax expense	(11.1)	—		(11.1)
Amounts reclassified from AOCI into income:
Increase	—	0.2		0.2
Income tax impact	—	—	(b)	—
Amounts reclassified from AOCI into income, net of income tax expense	—	0.2		0.2
Net current period other comprehensive (loss) income	(11.1)	0.2		(10.9)
Balance, October 2, 2026	$(310.8)	$(14.6)		$(325.4)

For the Three Months Ended September 26, 2025:
Balance, June 27, 2025	$(221.4)	$(16.2)		$(237.6)
Other comprehensive loss before reclassifications:
Decrease	(12.0)	—		(12.0)
Income tax impact	(0.2)	—		(0.2)
Other comprehensive loss before reclassifications, net of income tax expense	(12.2)	—		(12.2)
Amounts reclassified from AOCI into income:
Increase	—	0.2	(c)	0.2
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	—	0.1		0.1
Net current period other comprehensive (loss) income	(12.2)	0.1		(12.1)
Balance, September 26, 2025	$(233.6)	$(16.1)		$(249.7)

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

	Foreign currency translation adjustments	Pension & post-retirement plan benefit adjustments (a)		Total
For the Nine Months Ended October 2, 2026:
Balance, December 31, 2025	$(229.8)	$(15.1)		$(244.9)
Other comprehensive loss before reclassifications:
Decrease	(86.3)	—		(86.3)
Income tax impact	5.3	—		5.3
Other comprehensive income before reclassifications, net of income tax expense	(81.0)	—		(81.0)
Amounts reclassified from AOCI into income:
Increase	—	0.6		0.6
Income tax impact	—	(0.1)		(0.1)
Amounts reclassified from AOCI into income, net of income tax expense	—	0.5		0.5
Net current period other comprehensive (loss) income	(81.0)	0.5		(80.5)
Balance, October 2, 2026	$(310.8)	$(14.6)		$(325.4)

For the Nine Months Ended September 26, 2025:
Balance, December 31, 2024	$(474.5)	$(16.8)		$(491.3)
Other comprehensive income before reclassifications:
Increase	266.1	—		266.1
Income tax impact	(25.2)	—		(25.2)
Other comprehensive income before reclassifications, net of income tax expense	240.9	—		240.9
Amounts reclassified from AOCI into income:
Increase	—	0.9	(b)	0.9
Income tax impact	—	(0.2)		(0.2)
Amounts reclassified from AOCI into income, net of income tax expense	—	0.7		0.7
Net current period other comprehensive income	240.9	0.7		241.6
Balance, September 26, 2025	$(233.6)	$(16.1)		$(249.7)
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

The Company’s contract liabilities consisted of the following:

	October 2, 2026	December 31, 2025
Deferred revenue - current	$159.8	$154.6
Deferred revenue - noncurrent	38.4	38.7
Total contract liabilities	$198.2	$193.3
For the three and nine months ended October 2, 2026, the Company recognized $21.7 million and $92.1 million, respectively, of revenue related to its contract liabilities at December 31, 2025. The change in the Company’s contract liabilities from December 31, 2025 to October 2, 2026 was primarily due to customer deposits received partially offset by revenue recognized as products were delivered to customers.
Remaining Performance Obligations — Ralliant’s remaining performance obligations represent the transaction price of firm, non-cancelable orders, for which work has not yet been performed. The Company has excluded performance obligations with an original expected duration of one year or less from the amounts below.
The aggregate remaining performance obligations by segment were:

October 2, 2026
Test and Measurement	$57.9
Sensors and Safety Systems	3.5
Total remaining performance obligations	$61.4
The majority of remaining performance obligations are related to service and support contracts, which the Company expects to fulfill approximately 60% within the next two years, approximately 75% within the next three years, and substantially all within four years.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers by geographic locations and end markets for each of its segments as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. For the three and nine months ended October 2, 2026 and September 26, 2025, no country other than those presented had material sales individually.
Disaggregation of revenue for the three months ended October 2, 2026 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$328.3	$239.3	$89.0
China	101.2	33.9	67.3
All other	190.6	102.7	87.9
Total	$620.1	$375.9	$244.2

End markets:
Industrial manufacturing	$116.2	$116.2	$—
Defense and space	112.8	112.8	—
Utilities	89.0	89.0	—
Other	57.9	57.9	—
Diversified electronics	133.8	—	133.8
Communications	62.6	—	62.6
Semiconductors	47.8	—	47.8
Total	$620.1	$375.9	$244.2

Disaggregation of revenue for the three months ended September 26, 2025 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$277.1	$200.3	$76.8
China	71.4	30.8	40.6
All other	180.6	94.9	85.7
Total	$529.1	$326.0	$203.1

End markets:
Industrial manufacturing	$111.1	$111.1	$—
Defense and space	93.6	93.6	—
Utilities	76.9	76.9	—
Other	44.4	44.4	—
Diversified electronics	91.0	—	91.0
Communications	60.7	—	60.7
Semiconductors	51.4	—	51.4
Total	$529.1	$326.0	$203.1
Disaggregation of revenue for the nine months ended October 2, 2026 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$903.4	$646.5	$256.9
China	273.4	102.0	171.4
All other	545.6	298.2	247.4
Total	$1,722.4	$1,046.7	$675.7

End markets:
Industrial manufacturing	$341.5	$341.5	$—
Defense and space	302.3	302.3	—
Utilities	243.9	243.9	—
Other	159.0	159.0	—
Diversified electronics	363.4	—	363.4
Communications	187.7	—	187.7
Semiconductors	124.6	—	124.6
Total	$1,722.4	$1,046.7	$675.7

Disaggregation of revenue for the nine months ended September 26, 2025 was:

	Total	Sensors and Safety Systems	Test and Measurement
Geographic:
United States	$774.7	$564.6	$210.1
China	229.0	92.0	137.0
All other	510.6	273.6	237.0
Total	$1,514.3	$930.2	$584.1

End markets:
Industrial manufacturing	$316.6	$316.6	$—
Defense and space	255.2	255.2	—
Utilities	226.0	226.0	—
Other	132.4	132.4	—
Diversified electronics	284.0	—	284.0
Communications	171.6	—	171.6
Semiconductors	128.5	—	128.5
Total	$1,514.3	$930.2	$584.1
NOTE 7. INCOME TAXES
Ralliant’s effective tax rate was 16.7% and 16.6% for the three and nine months ended October 2, 2026, respectively, compared with (13.4)% and 9.6% for the three and nine months ended September 26, 2025, respectively. The increase in the effective tax rate for the three months ended October 2, 2026 compared with the three months ended September 26, 2025 was primarily attributable to the enactment of the German corporate tax rate change in 2025 and its impact on deferred taxes which drove a lower tax rate in the prior year, the mix of earnings between jurisdictions, uncertain tax positions, and valuation allowances. The increase in the effective tax rate for the nine months ended October 2, 2026 compared with the nine months ended September 26, 2025 was primarily attributable to the enactment of the German corporate tax rate change in 2025 and its impact on deferred taxes which drove a lower tax rate in the prior year and the impacts of changes in the Company’s uncertain tax positions and valuation allowances in the current year.
Ralliant’s effective tax rate for the three and nine months ended October 2, 2026 differs from the U.S. federal statutory rate of 21% primarily due to the mix of earnings between jurisdictions, impact of state income taxes, U.S. international tax provisions, tax credits and deductions, non-deductible executive compensation, and changes in the Company’s uncertain tax positions.
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

Leases
Operating lease costs for each period are presented as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Operating lease costs	$5.2	$5.1	$14.2	$15.3
Supplemental balance sheet and cash flow information related to operating leases for each period is presented as follows:

	October 2, 2026	December 31, 2025
Right-of-use (“ROU”) assets (a)	$70.4	$68.4
Operating lease liabilities (b)	$74.2	$74.2
(a) ROU assets are recorded in the Consolidated Condensed Balance Sheets within Other assets.
(b) Operating lease liabilities are recorded in the Consolidated Condensed Balance Sheets within Accrued expenses and other current liabilities and Other long-term liabilities.

	Nine Months Ended
	October 2, 2026	September 26, 2025
Cash paid for operating leases	$14.1	$13.0
ROU assets obtained in exchange for operating lease obligations	$14.8	$4.1
NOTE 9. NET EARNINGS PER SHARE
Net Earnings per Common Share
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans under the treasury stock method, except where the inclusion of such shares would have an anti-dilutive impact. There were no anti-dilutive shares for the three months ended October 2, 2026. For the three months ended September 26, 2025, anti-dilutive shares excluded from the diluted EPS calculation were 1.5 million. Anti-dilutive shares excluded from the diluted EPS calculation for the nine months ended October 2, 2026 and September 26, 2025 were 0.5 million and 1.2 million, respectively. The total number of shares outstanding at the time of the Separation was 112.7 million and was utilized for the calculation of both basic and diluted EPS for all periods prior to the Separation.

Information related to the calculation of net earnings per share of common stock is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Numerator
Net earnings	$86.1	$39.9	$187.6	$151.4

Denominator
Weighted average common shares outstanding used in basic earnings per share	110.8	112.8	111.6	112.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive Stock Awards	1.7	0.6	1.0	0.5
Weighted average common shares outstanding used in diluted earnings per share	112.5	113.4	112.6	113.3

Net earnings per common share - Basic	$0.78	$0.35	$1.68	$1.34
Net earnings per common share - Diluted	$0.77	$0.35	$1.67	$1.34
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
During the three months ended October 2, 2026, the Company did not repurchase any shares of its common stock.
During the nine months ended October 2, 2026, the Company repurchased an aggregate of 2.8 million shares of its common stock under the share repurchase authorization for a total cost of $151.5 million (including $1.5 million in taxes and fees), at an average price per share of $54.74, inclusive of shares purchased under the ASR.
As of October 2, 2026, $400.0 million remained under the share repurchase authorization. Share repurchases are recorded within Treasury stock, at cost, in the Consolidated Condensed Balance Sheets.
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
The Sensors and Safety Systems segment provides leading power grid monitoring solutions; safety systems for mission critical aero, defense, and space applications; and sensing solutions for critical environments where uptime, precision, and reliability are essential. This includes advanced monitoring, protection, and diagnostic solutions for high-voltage electrical assets in power generation, transmission, and distribution. Sensors and Safety Systems’ energetic materials, ignition safety systems, and precision pyrotechnic devices are used in mission-critical applications such as satellite deployment, rocket propulsion initiation, aerial vehicle safety systems, and military defense systems. The Sensors and Safety Systems segment also provides premium sensing products encompassing liquid level, flow, and pressure sensors, motion sensors and components, and hygienic sensors.
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
Segment results for the three months ended October 2, 2026 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other
Sales	$620.1	$375.9	$244.2	$—
Cost of sales	(290.5)	(188.6)	(101.9)	—
Operating expenses	(212.1)	(75.7)	(120.6)	(15.8)
Operating profit (loss)	117.5	111.6	21.7	(15.8)
Non-operating expense, net:
Interest (expense) income, net	(13.5)	1.1	(0.3)	(14.3)
Other non-operating income (expense), net	(0.5)	—	—	(0.5)
Earnings (loss) before income taxes	$103.5	$112.7	$21.4	$(30.6)

Depreciation and amortization expenses	$(28.8)	$(3.2)	$(25.4)	$(0.2)
Capital expenditures	$(9.4)	$(6.0)	$(2.4)	$(1.0)

Segment results for the three months ended September 26, 2025 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other(a)
Sales	$529.1	$326.0	$203.1	$—
Cost of sales	(260.5)	(171.0)	(89.5)	—
Operating expenses	(216.6)	(64.9)	(115.3)	(36.4)
Operating profit (loss)	52.0	90.1	(1.7)	(36.4)
Non-operating expense, net:
Interest (expense) income, net	(16.3)	0.8	(0.4)	(16.7)
Other non-operating (expense) income, net	(0.5)	—	—	(0.5)
Earnings (loss) before income taxes	$35.2	$90.9	$(2.1)	$(53.6)

Depreciation and amortization expenses	$(30.0)	$(3.4)	$(26.2)	$(0.4)
Capital expenditures	$(12.0)	$(4.5)	$(1.0)	$(6.5)
(a) Operating expenses primarily related to standalone public company costs.
Segment results for the nine months ended October 2, 2026 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other
Sales	$1,722.4	$1,046.7	$675.7	$—
Cost of sales	(827.6)	(536.3)	(291.3)	—
Operating expenses	(627.0)	(211.5)	(360.6)	(54.9)
Operating profit (loss)	267.8	298.9	23.8	(54.9)
Non-operating expense, net:
Interest (expense) income, net	(42.0)	0.9	0.6	(43.5)
Other non-operating (expense) income, net	(0.9)	—	0.6	(1.5)
Earnings (loss) before income taxes	$224.9	$299.8	$25.0	$(99.9)

Depreciation and amortization expenses	$(88.6)	$(9.9)	$(78.2)	$(0.5)
Capital expenditures	$(24.5)	$(15.1)	$(8.3)	$(1.1)

Segment results for the nine months ended September 26, 2025 were:

	Total	Sensors and Safety Systems	Test and Measurement	Unallocated Corporate Costs and Other(a)
Sales	$1,514.3	$930.2	$584.1	$—
Cost of sales	(753.9)	(488.2)	(265.7)	—
Operating expenses	(575.6)	(185.3)	(346.3)	(44.0)
Operating profit (loss)	184.8	256.7	(27.9)	(44.0)
Non-operating expense, net:
Interest (expense) income, net	(16.3)	0.8	(0.4)	(16.7)
Other non-operating expense, net	(1.1)	(0.4)	(0.2)	(0.5)
Earnings (loss) before income taxes	$167.4	$257.1	$(28.5)	$(61.2)

Depreciation and amortization expenses	$(85.5)	$(10.3)	$(74.8)	$(0.4)
Capital expenditures	$(29.2)	$(11.7)	$(11.0)	$(6.5)
(a) Operating expenses primarily related to standalone public company costs.
Segment Assets:

	October 2, 2026	December 31, 2025
Sensors and Safety Systems	$1,357.3	$1,306.4
Test and Measurement	2,034.0	2,149.3
Total segment assets	3,391.3	3,455.7
Other (a)	419.5	365.9
Total assets	$3,810.8	$3,821.6
(a) Other represents corporate assets which consist primarily of cash and income tax assets.
NOTE 11. RELATED-PARTY TRANSACTIONS
In connection with the Separation, on June 27, 2025, Fortive and Ralliant entered into a Separation and Distribution Agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between Fortive and Ralliant going forward, including an employee matters agreement, a tax matters agreement (the “Tax Matters Agreement”), a transition services agreement (the “Transition Services Agreement”), an intellectual property matters agreement, a Fortive Business System (“FBS”) license agreement, and a Fort Solutions license agreement. The Agreements provide for the allocation of assets, employees, liabilities, and obligations (including investments, property, employee benefits, and tax-related assets and liabilities) between Fortive and Ralliant attributable to periods prior to, at, and after the Separation and govern certain relationships between Fortive and Ralliant after the Separation. Such Agreements are described further in the Form 10-K.

Tax Matters Agreement
In connection with the Separation, the Company entered into the Tax Matters Agreement with Fortive, which governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including responsibility for tax liabilities, entitlement to tax refunds and other tax benefits, allocation of tax attributes, preparation and filing of tax returns, control of audits and other tax proceedings and other matters relating to taxes. Pursuant to the terms of the Tax Matters Agreement, Ralliant is required to reimburse Fortive or pay taxing authorities directly for an amount contractually agreed with Fortive of approximately $51.0 million, of which substantially all was paid in 2025. No tax transaction costs were paid in the three months ended October 2, 2026 and $0.8 million was paid during the nine months ended October 2, 2026.

Transition Services Agreement
In connection with the Separation, the Company entered into the Transition Services Agreement with Fortive, pursuant to which Fortive and the Company will provide to each other certain specified services on a temporary basis, including various information technology, financial, and administrative services. The cost of these services are negotiated between the Company and Fortive as set forth in the Transition Services Agreement and were immaterial during the three and nine months ended October 2, 2026.
Allocations of Expenses Prior to the Separation
Prior to the Separation, certain shared costs were allocated to Ralliant by Fortive, and were reflected as Operating expenses in the Consolidated and Combined Condensed Statement of Earnings. For a full description of these related party expenses, refer to Note 18 in the Form 10-K.
There were no related party expenses allocated to Ralliant from Fortive and its non-Ralliant subsidiaries in the three months ended September 26, 2025 and the amounts of related party expenses allocated to Ralliant from Fortive and its non-Ralliant subsidiaries for the nine months ended September 26, 2025 were:

Allocated corporate expenses	$20.3
Directly attributable expenses:
Insurance programs expenses	3.6
Medical insurance programs expenses	30.5
Deferred compensation program expenses	1.3
Total related party expenses	$55.7
Revenue and Other Transactions Entered into in the Ordinary Course of Business
Certain of Ralliant’s revenue transactions are related to contracts entered into in the ordinary course of business with Fortive and its affiliates. Ralliant’s sales to and purchases from Fortive were immaterial during the three and nine months ended October 2, 2026 and September 26, 2025.
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
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding: Ralliant’s future financial performance and results, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, the Company’s liquidity position or other financial measures; management’s plans and strategies for future operations and growth, including statements relating to anticipated operating performance, cost reductions, productivity and savings initiatives, innovation, restructuring activities, new product and service developments, customer demand, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, and capital allocation priorities, including stock repurchases and dividends; the effects of the separation from Fortive on the Company; growth, declines and other trends in markets the Company sells into, including the expected impact of trade and tariff policies (including tariff refunds), the geopolitical climate, impacts from changes in electric vehicle demand, and increased demand in the Defense and Space end market; changes in government contracting requirements and in federal spending; government shutdowns; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; impacts of changes to tax laws; general economic and capital markets conditions, including expected impact of inflation or interest rate changes; impact of geopolitical events; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that the Company intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “might,” “opportunity,” “possible,” “potential,” “seek,” “forecast,” “outlook,” and “position” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by management of the Company in light of their experience and perceptions of historical trends, current conditions, expected future developments, and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Information Relating to Forward-Looking Statements and Risk Factor Summary,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

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
Ralliant is a multinational business with global operations, of which sales derived from customers outside the United States were 47.5% and 48.8% for the nine months ended October 2, 2026 and September 26, 2025, respectively.
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
Tariffs
Ongoing changes to U.S. tariff policy have resulted in broad-based increases in tariff rates, and several countries, including China, have imposed or threatened retaliatory measures on imports from the U.S. Although the U.S. Supreme Court struck down tariff provisions authorized under the International Emergency Economic Powers Act (“IEEPA”), the U.S. government immediately replaced the IEEPA tariffs with tariffs authorized under a different provision of law, and further changes to U.S. tariff policy may be made in the future. In April 2026, the Customs and Border Protection launched an IEEPA tariff refund process. The Company has filed refund claims for eligible IEEPA tariffs paid. The Company has received a majority of the refunds, but the timing and amount of the remaining refunds is uncertain. Changes to trade policies, retaliatory measures, and sustained uncertainty in global trade relationships have negatively impacted, and are expected to continue to negatively impact, the Company’s operations and financial results, including through resulting supply chain disruptions, increased input costs, delayed shipments, and increased operational complexities and costs. For additional information, see “Risk Factors” in the Form 10-K.
The Company continues to monitor and evaluate the evolving impact of tariffs. The Company continues to deploy the Ralliant Business System (“RBS”), including tools and processes to leverage existing sourcing strategies and optimize production and logistics, to actively manage these challenges and utilize pricing, cost, and productivity actions and other countermeasures to offset the aforementioned dynamics.

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

RESULTS OF OPERATIONS
Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$620.1	$529.1	$1,722.4	$1,514.3
Cost of Sales	(290.5)	(260.5)	(827.6)	(753.9)
Gross Profit	329.6	268.6	894.8	760.4
Selling, general, and administrative (“SG&A”) expenses	(169.6)	(177.8)	(496.1)	(453.5)
Research and development (“R&D”) expenses	(42.5)	(38.8)	(130.9)	(122.1)
Operating profit	$117.5	$52.0	$267.8	$184.8

Depreciation	$(6.9)	$(7.5)	$(22.2)	$(20.8)
Amortization	$(21.9)	$(22.5)	$(66.4)	$(64.7)
Gross profit margin	53.1%	50.8%	52.0%	50.2%
Operating profit margin	18.9%	9.8%	15.5%	12.2%
See the Sensors and Safety Systems and Test and Measurement sections below for further discussion of year-over-year sales and operating profit margin.
Components of Sales Growth

	Three Months Ended October 2, 2026 vs. Comparable 2025 Period	Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	17.2%	13.7%
Impact of:
Currency exchange rates	—%	(0.7)%
Organic revenue growth (Non-GAAP)	17.2%	13.0%
Sales
During the three and nine months ended October 2, 2026 (the “third quarter” and “year-to-date period,” respectively), sales increased by 17.2% and 13.7%, respectively.
The year-over-year increase in sales in the third quarter was driven by a 17.2% increase in organic revenue. The increase in organic revenue in the third quarter was primarily due to volume increases of 13.4% and favorable pricing increase of 3.8%.
The year-over-year increase in sales in the year-to-date period was driven by a 13.0% increase in organic revenue, and a 0.7% increase from favorable foreign currency exchange rates. The increase in organic revenue in the year-to-date period was driven by volume increases of 10.1% and favorable pricing increase of 2.9%.
Geographically, in the third quarter, the sales increase of 17.2% year-over-year was driven by 41.8% growth in China, 17.6% growth in North America and 13.1% growth in the rest of the world, partially offset by a 3.6% decline in Western Europe. Geographically, in the year-to-date period, the sales increase of 13.7% year-over-year was driven by 19.4% growth in China, 15.9% growth in North America, 8.7% growth in the rest of the world, and 5.4% growth in Western Europe.

Cost of Sales and Gross Profit
The year-over-year increase in gross profit during the third quarter and year-to-date period was primarily due to volume and pricing increases, coupled with tariff refunds.
Operating Expenses
The year-over-year decrease in SG&A expenses during the third quarter was driven by the stock-based compensation modification as a result of the Separation recorded in third quarter 2025 that did not reoccur in the current year, partially offset by higher employee compensation. The year-over-year increase during the year-to-date period was primarily due to increased employee costs related to higher compensation and benefits, which were allocated to the segments and standalone public company costs that did not occur for a significant portion of the prior period, partially offset by the stock-based compensation modification as a result of the Separation recorded in third quarter 2025 that did not reoccur in the current year.
R&D, consisting principally of internal and contract engineering personnel costs, increased $3.7 million during the third quarter and increased $8.8 million in the year-to-date period compared with 2025.
Operating Profit Margins
Operating profit margin was 18.9% for the third quarter, representing an increase of 910 basis points, compared with 9.8% for the comparable period of 2025. The year-over-year increase in operating profit margin was primarily due to higher sales volumes and price increases, the stock-based compensation modification as a result of the Separation recorded in third quarter 2025 that did not reoccur in the current year, realization of tariff refunds, and productivity savings, partially offset by higher employee compensation. Operating profit margin was 15.5% for the year-to-date period, representing an increase of 330 basis points, compared with 12.2% for the comparable period of 2025. The year-over-year increase in operating profit margin was primarily due to higher sales volumes and pricing increases, the stock-based compensation modification as a result of the Separation recorded in third quarter 2025 that did not reoccur in the current year, partially offset by higher employee compensation and standalone public company costs.
Business Segments and Geographic Area Results
Sales by business segment and geographic area were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Segments
Sensors and Safety Systems	$375.9	$326.0	$1,046.7	$930.2
Test and Measurement	244.2	203.1	675.7	584.1
Total	$620.1	$529.1	$1,722.4	$1,514.3

Geographic area
United States	$328.3	$277.1	$903.4	$774.7
China	101.2	71.4	273.4	229.0
All other	190.6	180.6	545.6	510.6
Total	$620.1	$529.1	$1,722.4	$1,514.3

SENSORS AND SAFETY SYSTEMS
The Company’s Sensors and Safety Systems segment provides leading power grid monitoring solutions; safety systems for mission critical aero, defense, and space applications; and sensing solutions for critical environments where uptime, precision, and reliability are essential. The Sensors and Safety Systems segment provides advanced monitoring, protection, and diagnostic solutions for high-voltage electrical assets in power generation, transmission, and distribution. The segment’s energetic materials, ignition safety systems, and precision pyrotechnic devices are used in mission-critical applications such as satellite deployment, rocket propulsion initiation, aerial vehicle safety systems, and military defense systems. The Sensors and Safety Systems segment also provides premium sensing products encompassing liquid level, flow, and pressure sensors; motion sensors and components; and hygienic sensors.
Sensors and Safety Systems Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$375.9	$326.0	$1,046.7	$930.2
Selling, general, and administrative expenses	$(65.9)	$(55.8)	$(182.0)	$(158.9)
Research and development expenses	$(9.8)	$(9.1)	$(29.5)	$(26.4)
Operating profit	$111.6	$90.1	$298.9	$256.7
Depreciation	$(2.9)	$(2.9)	$(9.0)	$(8.6)
Amortization	$(0.3)	$(0.5)	$(0.9)	$(1.7)
Operating profit margin	29.7%	27.6%	28.6%	27.6%
Components of Sales Growth

	Three Months Ended October 2, 2026 vs. Comparable 2025 Period	Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	15.3%	12.5%
Impact of:
Currency exchange rates	(0.2)%	(0.8)%
Organic revenue growth (Non-GAAP)	15.1%	11.7%
The year-over-year increase in sales in the third quarter was driven by an increase in organic revenue of 15.1% and a favorable impact from foreign currency exchange rates.
The year-over-year increase in sales in the year-to-date period was driven by an increase in organic revenue of 11.7% and a favorable impact from foreign currency exchange rates.
The year-over-year increase in organic revenue in the third quarter and year-to-date period was primarily attributable to increased sales volumes of 11.7% and 8.7%, respectively, primarily from defense and space customers, utilities, and other end markets. Year-over-year price increases contributed 3.4% and 3.0% to sales growth in the third quarter and the year-to-date period respectively, and is reflected as a component of the change in organic revenue.
Geographically, in the third quarter, the sales increase of 15.3% year-over-year was driven by 22.6% growth in the rest of the world, 19.0% growth in North America, 11.2% growth in Western Europe, and 10.0% growth in China. Geographically, in the year-to-date period, the sales increase of 12.5% year-over-year was driven by 14.9% growth in the rest of the world, 13.9% growth in North America, 10.9% growth in China, and 3.2% growth in Western Europe.

Operating Profit Margin
Operating profit margin was 29.7% for the third quarter, an increase of 210 basis points compared with 27.6% for the comparable period in 2025, primarily driven by higher volumes and price increases, coupled with tariff refunds, partially offset by higher employee compensation.
Operating profit margin was 28.6% for the year-to-date period, an increase of 100 basis points compared with 27.6% for the comparable period in 2025, primarily driven by higher sales volumes and price increases, coupled with tariff refunds, partially offset by an increase in employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated from corporate.
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
Test and Measurement Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Sales	$244.2	$203.1	$675.7	$584.1
Selling, general, and administrative expenses	$(87.9)	$(85.6)	$(259.2)	$(250.6)
Research and development expenses	$(32.7)	$(29.7)	$(101.4)	$(95.7)
Operating profit (loss)	$21.7	$(1.7)	$23.8	$(27.9)
Depreciation	$(3.8)	$(4.2)	$(12.7)	$(11.8)
Amortization	$(21.6)	$(22.0)	$(65.5)	$(63.0)
Operating profit (loss) margin	8.9%	(0.8)%	3.5%	(4.8)%
Components of Sales Growth

	Three Months Ended October 2, 2026 vs. Comparable 2025 Period	Nine Months Ended October 2, 2026 vs. Comparable 2025 Period
Total revenue growth (GAAP)	20.2%	15.7%
Impact of:
Currency exchange rates	0.5%	(0.6)%
Organic revenue growth (Non-GAAP)	20.7%	15.1%
The year-over-year increase in sales in the third quarter was driven by an increase in organic revenue of 20.7%, partially offset by an unfavorable impact from foreign currency exchange rates.
The year-over-year increase in sales in the year-to-date period was driven by an increase in organic revenue of 15.1% and a favorable impact from foreign currency exchange rates.
The year-over-year increase in organic revenue in the third quarter was primarily attributable to increased sales volumes of 16.1%, primarily driven by strengthened demand within the diversified electronics end market. Year-over-year price increases contributed 4.6% to sales growth in the third quarter and is reflected as a component of the change in organic revenue.

The year-over-year increase in organic revenue in the year-to-date period was primarily attributable to increased sales volumes of 12.4%, primarily driven by strengthened demand across the diversified electronics end market due to elevated customer investments in electrification, and continuation of demand from defense and government customers and data center infrastructure investments in the communications end market. Year-over-year price increases contributed 2.7% to sales growth in the year-to-date period and is reflected as a component of the change in organic revenue.
Geographically, in the third quarter, the sales increase of 20.2% year-over-year was driven by 65.9% growth in China, 13.9% growth in North America, 4.6% growth in Western Europe, and 3.5% growth in the rest of the world. Geographically, in the year-to-date period, the sales increase of 15.7% year-over-year was driven by 25.1% growth in China, 21.5% growth in North America, 7.9% growth in Western Europe, and 2.5% growth in the rest of the world.
Operating Profit Margin
Operating profit margin was 8.9% for the third quarter, an increase of 970 basis points compared with operating loss margin of 0.8% for the comparable period in 2025, primarily driven by higher sales volumes and price increases, and productivity savings, partially offset by higher employee compensation.
Operating profit margin was 3.5% for the year-to-date period, an increase of 830 basis points compared with operating loss margin of 4.8% for the comparable period in 2025, primarily driven by higher volumes and pricing, and productivity savings, partially offset by an increase in employee costs related to higher compensation, benefits, and contract dis-synergies, which were allocated from corporate.
NON-OPERATING EXPENSE, NET
During the three and nine months ended October 2, 2026, Non-operating expenses, net, primarily consisted of Interest expense, net, of $13.5 million and $42.0 million, respectively. During the three and nine months ended September 26, 2025, Non-operating expenses, net, primarily consisted of Interest expense, net, of $16.3 million.
INCOME TAXES
Ralliant’s effective tax rate was 16.7% and 16.6% for the three and nine months ended October 2, 2026, respectively, compared with (13.4)% and 9.6% for the three and nine months ended September 26, 2025, respectively. The increase in the effective tax rate for the three months ended October 2, 2026 compared with the three months ended September 26, 2025 was primarily attributable to the enactment of the German corporate tax rate change in 2025 and its impact on deferred taxes which drove a lower tax rate in the prior year, the mix of earnings between jurisdictions, uncertain tax positions, and valuation allowances. The increase in the effective tax rate for the nine months ended October 2, 2026 compared with the nine months ended September 26, 2025 was primarily attributable to the enactment of the German corporate tax rate change in 2025 and its impact on deferred taxes which drove a lower tax rate in the prior year and the impacts of changes in the Company’s uncertain tax positions and valuation allowances in the current year.
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
COMPREHENSIVE INCOME
Comprehensive income increased by $47.4 million during the third quarter compared with the comparable period in 2025 due to favorable changes in foreign currency translation of $1.1 million and an increase in net earnings of $46.2 million.
Comprehensive income decreased by $285.9 million during the year-to-date period compared with the comparable period in 2025 due to unfavorable changes in foreign currency translation of $321.9 million, partially offset by an increase in net earnings of $36.2 million.

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
On May 15, 2025 (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”), with a syndicate of banks. This included an eighteen month $600.0 million senior unsecured delayed-draw term loan facility (the “Eighteen-Month Term Loan”), a three-year $700.0 million senior unsecured delayed-draw term loan facility (the “Three-Year Term Loan”, and together with the Eighteen-Month Term Loan, the “Term Loans”) and a five-year $750.0 million senior unsecured multi-currency revolving credit facility, including a $25.0 million sublimit for swingline loans and a $75.0 million sublimit for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement contains an option to request increases of the Credit Facilities (in any combination thereof) of up to an aggregate amount of $500.0 million, subject to lender agreement, and upon the satisfaction of certain conditions. The Revolving Credit Facility was undrawn and the letters of credit were unused as of October 2, 2026.
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
The Term Loans under the Credit Agreement contain customary covenants. None of these covenants are considered restrictive to Ralliant’s operations. As of October 2, 2026, Ralliant was in compliance with all of the covenants under the Credit Agreement, as amended.

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
On May 12, 2026, the Company entered into an accelerated share repurchase (“ASR”) program to execute $100 million of the Company’s share repurchase authorization. During the second quarter of 2026, the ASR was fully settled, and the Company received 1.6 million shares of its common stock for a total cost of $101.0 million (including $1.0 million in taxes), based on a share price of $64.05. The shares repurchased under the ASR program were based on the average of the daily Rule 10b-18 volume-weighted average prices of Ralliant’s common stock during the term of the ASR program, less a discount, and pursuant to the terms and conditions of the ASR agreement.
During the three months ended October 2, 2026, the Company did not repurchase any shares of its common stock.
During the nine months ended October 2, 2026, the Company repurchased an aggregate of 2.8 million shares of its common stock under the share repurchase authorization for a total cost of $151.5 million (including $1.5 million in taxes and fees), at an average price per share of $54.74, inclusive of shares purchased under the ASR.
As of October 2, 2026, $400.0 million remained under the share repurchase authorization.

Overview of Cash Flows and Liquidity
The following is an overview of the Company’s cash flows and liquidity:

	Nine Months Ended
($ in millions)	October 2, 2026	September 26, 2025
Net cash provided by operating activities	$235.9	$296.0

Purchases of property, plant and equipment	$(24.5)	$(29.2)
Proceeds from settlement of investments	0.6	—
Proceeds from sale of property	—	1.5
Net cash used in investing activities	$(23.9)	$(27.7)

Net proceeds from borrowings	$59.2	$1,146.8
Repayment of borrowings	(60.0)	—
Repurchase of common shares	(151.5)	—
Dividends paid	(16.7)	(5.6)
Other financing activities	7.2	2.2
Consideration paid to Former Parent in connection with separation	—	(1,150.0)
Net transfers to Former Parent	—	(10.2)
Net cash used in financing activities	$(161.8)	$(16.8)
Operating Activities
Net cash provided by operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, interest, pension funding, and other items impact reported cash flows.
Net cash provided by operating activities was $235.9 million during the year-to-date period, representing a decrease of $60.1 million compared with the comparable period of 2025. The year-over-year change in net cash provided by operating activities was primarily attributable to higher accrued expenses and other liabilities related to increased incentive compensation and timing differences related to contract assets, contract liabilities, payments of employee compensation, income taxes, and interest coupled with an increase in working capital as a result of volume expansion. Changes in working capital are primarily impacted by the timing of collections and payments in a period.
Investing Activities
Cash used in investing activities decreased by $3.8 million during the year-to-date period compared with the comparable period of 2025, primarily due to decreased capital expenditures related to timing of investments in production capacity expansion and facility improvement projects. Capital expenditures totaled $24.5 million for the nine months ended October 2, 2026 and $29.2 million for the nine months ended September 26, 2025.
Financing Activities
Net cash used in financing activities was $161.8 million during the year-to-date period, representing a $145.0 million increase compared with the comparable period of 2025, primarily driven by repurchases of common shares and dividend payments in the year-to-date period, partially offset by the Net transfers to Former Parent in the prior period. Additionally, the Company borrowed and repaid $60 million under the Revolving Credit during the second quarter of 2026.

Cash and Cash Requirements
The Company held $365.8 million of Cash and equivalents as of October 2, 2026. The Company had $318.8 million of Cash and equivalents as of December 31, 2025.
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
As of October 2, 2026, the Company believes it has sufficient liquidity to satisfy its cash needs for at least the next 12 months and foreseeable future.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three and nine months ended October 2, 2026 to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the quarter ended October 2, 2026, the Company did not repurchase any shares of its common stock. As of October 2, 2026, $400.0 million remained under the Company’s share repurchase authorization.

Period
ITEM 5. OTHER INFORMATION
Trading Plans
On August 4, 2026, Neill Reynolds, the Company’s Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) (the “Reynolds 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Reynolds 10b5-1 Plan provides for the sale of up to 47,760 shares of Ralliant common stock on behalf of Mr. Reynolds during the period beginning on the later of (i) November 16, 2026, and (ii) the expiration of the applicable cooling-off period under Rule 10b5-1(c), and ending February 3, 2027, subject to earlier termination in accordance with the terms of the Reynolds 10b5-1 Plan and applicable laws, rules, and regulations.
During the three months ended October 2, 2026, none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.		Incorporated by Reference
	Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated June 27, 2025, by and between Ralliant Corporation and Fortive Corporation	8-K	2.1	6/30/2025
3.1	Amended and Restated Certificate of Incorporation of Ralliant Corporation	8-K	3.2	6/30/2025
3.2	Amended and Restated Bylaws of Ralliant Corporation	8-K	3.3	6/30/2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 2, 2026, formatted in Inline XBRL and contained in Exhibit 101
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLIANT CORPORATION

Date: November 4, 2026	By:	/s/ Neill Reynolds
Neill Reynolds
Chief Financial Officer

Date: November 4, 2026	By:	/s/ Teo Osben
Teo Osben
Chief Accounting Officer